Form 10QSB
period 1995-09-30
FAYETTE COUNTY BANCSHARES INC /GA/
filed 1995-11-13
CIK 837874

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB

  X         Quarterly report under Section 13 of 15(d) of the
               Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

            Transition report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transition period from_____ to ______

                       Commission File No. 0-18827


                     FAYETTE COUNTY BANCSHARES, INC.
    (Exact name of small business issuer as specified in its charter)


   Georgia                             58-1835725
   (State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.

   300 Peachtree Parkway South, Peachtree City, Georgia   30269

      (Address of principal executive offices)

   Issuer's telephone number, including area code: (404) 631-2265

                              Not Applicable
   ( Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                       At November 10, 1995
 Common Stock, $1.00 Par Value           612,440 Shares

Transitional Small Business Disclosure Format:
Yes______  No X









                     PART I.  FINANCIAL INFORMATION


Item 1.       Financial Statements

     The following financial statements are provided for Fayette County
      Bancshares, Inc. and subsidiary:

     A.  Consolidated Balance Sheets as of September 30, 1995 and
          December 31, 1994.

     B. Consolidated Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994.

     C. Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994.

     D.  Notes to Consolidated Financial Statements.







































             FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets
                September 30, 1995, and December 31, 1994
                               (Unaudited)
                                 ASSETS
                                      September 30,1995  Dec. 31,1994

Cash and Due from Banks                  $ 3,745,670    $ 2,774,407
Interest Bearing Deposits
  at other banks                             195,000        394,000
Federal Funds Sold                         7,280,000          -0-
Investment Securities Held to Maturity 1,858,674 1,858,537 Investment Securities Available
  for Sale                                11,634,498     12,603,923

 Loans:                                   62,322,768     42,410,676
  Less:  Loan Loss Reserve                  (795,281)      (715,230)
    Net Loans                             61,527,487     41,695,446

Premises & Equipment                       3,308,680      3,353,267
Other Real Estate                             68,931        493,226
Accrued Interest Receivable                  616,464        550,673
Intangible Assets                            593,095        666,488
Other Assets                                 394,218        574,894

  TOTAL ASSETS                           $91,222,717    $64,964,861

LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
  Demand                                 $14,367,910    $11,091,308
  Interest Bearing Demand                 23,768,484     17,500,614
  Savings                                  5,297,789      5,259,690
  Time under $100,000                     26,167,255     20,538,943
  Time over $100,000                      12,561,592      2,196,467
     Total Deposits                       82,163,030     56,587,022

Federal Funds Purchased and Securities
  Sold under Agreements to Repurchase          1,782      1,037,864
Accrued Interest Payable                     944,613        366,053
Other Liabilities                            316,859        117,292

     Total Liabilities                    83,426,284     58,108,231

Stockholders' Equity:
  Common Stock ($1.00 par value,
5,000,000 shares authorized,
  612,440 and 606,440 shares issued
  and outstanding, respectively)             612,440        606,440
  Capital Surplus                          5,561,016      5,507,016
  Retained Earnings                        1,729,890      1,188,728
  Market Valuation Adjustment on
   Investment Securities Available
   for Sale                                 (106,913)      (445,554)

     Total Stockholders' Equity            7,796,433      6,856,630

TOTAL LIABILITIES & STOCKHOLDERS'
        EQUITY                           $91,222,717    $64,964,861



See Notes to Consolidated Financial Statements.


                FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
     For the three and nine month periods ended September 30,1995 and 1994
                                  (Unaudited)
                                      Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
                                       1995      1994         1995       1994

Interest Income:
Interest on fees and loans           $1,652,772 $1,113,068 $4,208,437 $3,292,663
  Interest on taxable securities        203,857    173,538    641,387    472,120
  Interest on tax exempt securities      21,400     21,725     64,308     61,912
  Interest on federal funds sold         75,019     56,236    183,848    100,840
  Interest on deposits
    with other banks                      2,587      3,931      9,348     11,726
        Total interest income         1,955,635  1,368,498  5,107,328  3,939,261
Interest Expense:
 Interest on deposits:
    Demand                              194,337    132,839    459,303    419,031
    Savings                              32,470     33,928     92,904     98,673
    Time                                570,962    236,698  1,373,703    635,275
Interest on federal funds purchased
  & securities sold under agreement
  to repurchase                           1,822      1,632     12,147      8,965

         Total interest expense         799,591    405,097  1,938,057  1,161,944

         Net interest income          1,156,044    963,401  3,169,271  2,777,317

Provision for loan losses                90,000     40,000    195,000     82,000
         Net interest income after
         provision for loan losses    1,066,044    923,401  2,974,271  2,695,317

Other income:
  Service charges and fees               89,163     82,046    296,058    250,130
  Securities gains (losses), net             10     (5,605)        21     20,176
  Gains on sale of SBA loans             25,000     14,246     63,678    102,743
  Other                                  33,958     34,687     30,551     80,945
        Total other income              148,131    125,374    390,307    453,994

Other expense:
  Salaries and employee benefits        355,713    306,154    997,115    894,245
  Occupancy expense                     112,084    114,332    313,276    308,531
  Other (Note B)                        308,118    355,606    897,065    977,657
        Total other expense             775,915    776,092  2,207,456  2,180,433

Net income before income taxes          438,260    272,684  1,157,123    968,877
Income tax expense                      166,800    107,000    463,600    360,186

        Net Income                   $  271,460  $ 165,684 $  693,523 $  608,691

        Net Income per share
         (Note C)                    $     0.44  $    0.27 $     1.14 $     1.00
        Weighted avg. number
         of shares outstanding          609,440    606,440    609,107    606,440




See Notes to Consolidated Financial Statements.






             FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
      For the nine month periods ended September 30, 1995 and 1994
                               (Unaudited)

                                                     Nine Months Ended
                                                 September 30, September 30,
                                                      1995          1994

   Cash flows from operating activities:
   Net Income                                     $   693,523   $ 608,691
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Amortization of intangibles                     73,393      73,393
       Depreciation, amortization and
       accretion                                      109,912     165,058
       Provision for loan losses                      195,000      82,000
       Securities gains, net                             (21)    (20,176)
       Gains on sales of SBA loans                     63,678     102,743
       Change in:
        (Increase) Decrease in interest
          receivable                                  (65,791)      4,628
        Increase (Decrease) in interest
          payable                                     578,560      41,924
        (Increase) Decrease in other
          assets                                        6,224      16,669
        Increase (Decrease) in other
          liabilities                                 199,567    (158,015)

    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    1,854,045     916,915

Cash Flows from Investing Activities:
   Net change in interest-bearing deposits
     with other banks                                 199,000       -0-
   Purchases of investment securities
     Held to Maturity                                   -0-      (200,000)
   Purchases of investment securities
     Available for Sale                            (3,702,979) (5,769,871)
   Proceeds from sales of investment
     securities available for sale                     27,036   2,803,209
   Proceeds from maturities of
     investment securities                          5,190,000   1,750,000
   Proceeds from the sale of SBA loans              1,015,625     536,400
   Net (increase) decrease in loans               (21,106,345)  2,089,973
   Purchase of bank premises and
     equipment                                        (96,981)   (539,793)
   Sale of other real estate                          424,296     146,296
   Sale of bank premises & equipment                    -0-        64,307


    NET CASH PROVIDED (USED) BY
      INVESTING ACTIVITIES                        (18,050,348)    880,521


                                (Continued)

See Notes to Consolidated Financial Statements.





             FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
      For the nine month periods ended September 30, 1995 and 1994
                               (Continued)

                                                       Nine Months Ended
                                                   September 30, September 30,
                                                       1995         1994

Cash Flows from Financing Activities:
   Net increase (decrease) in Federal Funds
     purchased and securities sold under
     agreements to repurchase                      (1,036,082)    (173,688)
   Net increase (decrease) in demand and
     savings deposits                               9,582,571   (5,390,260)
   Net increase (decrease) in time deposits        15,993,437    5,311,547
   Cash dividend payment                             (152,360)    (121,288)
   Proceeds from stock sales                           60,000        -0-
    NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                         24,447,566     (373,689)


NET INCREASE (DECREASE) IN CASH & CASH
   EQUIVALENTS                                      8,251,263    1,423,747

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        2,774,407    6,100,172

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $11,025,670  $ 7,523,919

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                       $ 1,359,497  $ 1,120,020
   Income Taxes                                   $   404,650  $   453,182

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING AND INVESTING ACTIVITIES:
      Acquisition of real estate in
       settlement of loans                        $     -0-    $    68,931





















See Notes to Consolidated Financial Statements.



                FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE A
     Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Reclassification
Certain reclassifications have been made in the 1995 financial statements to conform with the 1994 presentation.

     Loans
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 (SFAS 114) on Accounting by Creditors for Impairment of a Loan. SFAS 114, as amended by SFAS 118, requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the collateral's fair value if the loan is collateral dependent. The provisions of SFAS 114 were effective for the Company beginning in January, 1995. The adoption of SFAS 114 has not had a material effect on the Company's financial condition.

NOTE B
     Supplemental Financial Data
Components of other operating expenses in excess of 1% of total interest and other income for the three and nine month periods ended September 30, 1995 and 1994 are as follows:

                            Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                              1995      1994       1995     1994

Printing and supplies       $24,718    $16,824  $ 84,346  $58,018
Professional fees              -        63,013   110,931   65,877
Data Processing fees         37,143     30,269    96,365   59,222
FDIC assessment                -        38,745    91,257   72,990
Directors Fees                 -          -       59,900   41,550


NOTE C
     Earnings Per Share
Earnings per share have been computed on the weighted average number of common shares outstanding during the period.









NOTE D
     New Accounting Announcements
In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company is required to implement SFAS No. 121 by December 31, 1996. The provisions of SFAS 121 will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss will be recognized in the income statement and certain disclosures regarding the impairment will be made in the financial statements. The adoption of SFAS No. 121 is not expected to have a significant impact on the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 122, "Mortgage Servicing Rights", as an amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The cost of mortgage loans sold should be allocated to the mortgage servicing rights and the loans based on relative fair values. The adoption of SFAS 122 is not expected to have a significant impact on the Company.






































Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations


Fayette County Bancshares, Inc. (the "Company"), reported net income of $271,460 for the third quarter of 1995, a 63.85% increase as compared to income of $165,684 for the same period in 1994. Net income for the nine month period ended September 30,1995, was $693,523, a 13.94% increase as compared to $608,691 for the same period in 1994. Total assets increased $26,257,856 to $91,222,717 as of September 30, 1995, an
increase of 40.42% from the year ended 1994. The primary reason for the increase in total assets is the increase in loan demand of Fayette County Bank (the "Bank") which is up almost $20 million for the nine month period ended September 30, 1995.

The return on average assets for the Company was 1.35% for the nine month period ended September 30, 1995, as compared to 1.23% for the same period last year. The return on average shareholders' equity increased for the first nine months in 1995 to 14.40% as compared to 13.37% for the first nine months of 1994. Book value per share at September 30, 1995, was $12.73, an increase of $1.42 from December 31, 1994.

Deposits grew $25,576,008 from December 31, 1994, an increase of 45.20%, to $82,163,030 at September 30, 1995. Noninterest bearing demand deposits accounted for $3,276,602 of this increase. Additionally, interest bearing demand deposits increased $6,267,870 during the first nine months of 1995. Time deposits increased $15,993,437, or 70.35%, during the first nine months of 1995. This increase is primarily due to one large depositor of over $7 million, and an increase in the interest rates which attracted more time deposit customers.

Loans, net of the allowance for loan losses, increased $19,832,041 during the nine month period ended September 30, 1995. The amount of deposits and net loans increased primarily due to the hiring of two additional experienced loan officers who have subsequently transferred deposit and loan relationships to the Bank in the second quarter of 1995. Deposits in excess of those needed to support loan growth were allocated to federal funds sold, which increased $7,280,000 from year end 1994. Management expects the amount of deposits and net loans to continue to grow in the near future, but because much of the recent growth resulted from a one-time effect of this transfer of deposit and loan growth relationships, such growth will likely be at a slower rate.

The Bank decreased its other real estate owned (OREO) in the nine month period ended September 30, 1995, by $424,296, or 86.03%, from December 31, 1994.

The Bank's increase in earning assets resulted in an increase in the Company's net interest income for the nine month period ended September 30, 1995, of 14.12% to $3,169,271 as compared to $2,777,317 for the same period in 1994. For the nine month period ended September 30, 1995, net interest income increased 20.00% to $1,156,044 as compared to $963,401 for the same period last year. The interest margin for the first nine months of 1995 has declined only slightly to 6.11%, as compared to 6.14% for the same nine month period in 1994.

Other income decreased to $390,308 from $453,994 for the comparable nine months period ended September 30, 1995 and 1994. The Bank's gains from the sale of SBA loans decreased $39,065 or 38.03% to $63,678 for the nine month period ending September 30, 1995, compared to the same period ending 1994. Net securities gains decreased $20,155 for the nine month period ending September 30, 1995, as compared to the same period ending 1994, as management has held securities in the investment portfolio during 1995 as compared to selling available for sale securities for gains during 1994. Service charges and fees increased 18.36% or $45,928 to $296,058 for the nine month period ending September 30, 1995 as compared to the same period ending 1994.

Other expenses increased $27,023 for the comparable nine month periods ended September 30, 1995 and 1994. Salaries and employee benefits accounted for a $102,870 increase, while accounting, legal and professional fees decreased $60,597 for the 9 month period ending September 30, 1995, as compared to the same period in 1994. These other miscellaneous expenses are more fully disclosed in Note B of the Notes to Consolidated Financial Statements.

The Federal Deposit Insurance Corporation ("FDIC") has reduced the Company's insurance premium from $.23 per $100 of deposits to $.04 during the third quarter of 1995. The Company received a $22,300 refund from the insurance fund due to a recalculation of premiums for the second quarter of 1995. The net expense for FDIC premiums paid in the third quarter was $18,267, and will be approximately $22,300 for the fourth quarter of 1995. In addition, the FDIC can raise deposit insurance premiums at any time, increasing the Company's cost of funds. There can be no assurance that such cost could be passed on to the Company's customers.


Asset Quality

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO)) declined to 1.89% of total loans and OREO at September 30, 1995, compared to 2.71% at December 31, 1994. This decrease is primarily attributable to the decline of OREO and the increase in loans outstanding.































                           Nonperforming Assets

                                   September 30,   December 31,
                                        1995           1994

Loans on nonaccrual                 $  119,333     $  144,888
Other real estate                       68,931        493,226
Restructured loans                     513,678        523,700
  Total nonperforming assets        $  701,942     $1,161,814

Loans 90 days past due              $  630,092     $   19,552

Total nonperforming assets as
a percentage of total loans
and other real estate                     1.12%          2.71%

Loans 90 days past due as a
percentage of total loans                 1.01%           .05%


The allowance for loan losses at September 30, 1995, increased $80,051 from year end 1994 to $795,281. The allowance at September 30, 1995, represented 1.28% of total loans compared to 1.69% at December 31, 1994, and 125.63% of nonperforming loans (non-accrual and restructured) at September 30, 1995, compared to 106.98% of nonperforming loans at December 31, 1994. The Bank's one restructured loan of $513,678 is also included in the loans past due 90 days total of $630,092.


                  Analysis of the Allowance for Loan Loss
September 30, 1995


Allowance for loan losses at December 31, 1994                  $715,230

Charge Offs:


             Commercial                                           48,167
             Real Estate                                            -0-
             Installment                                          27,499
             Credit card related                                  68,684


                 Total                                          144,350
Recoveries:

             Commercial                                           18,013
            Real estate                                            -0-
            Installment                                          10,768
              Credit card related                                     620


               Total                                           29,401

                Net charge-offs                                114,949

Provision charged to income                                      195,000

Allowance for loan losses at September 30, 1995                 $795,281





The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Liquidity and Capital Adequacy

The Bank's net loan to deposit ratio increased by 119 basis points or 1.61% at September 30, 1995, to 74.88%, as compared to 73.69% at December 31, 1994. This change is a result of the Bank maintaining a level of loan growth above the level of deposit growth. During the first nine months of 1995, deposits grew by more than $25 million while gross loans increased by approximately $20 million. The Bank's liquid assets as a percentage of total deposits were 13.42% at September 30, 1995, compared to 4.91% at December 31, 1994. Management also analyzes the level of off-balance sheet assets such as unfunded loan commitments, and outstanding letters of credit as they relate to levels of cash, cash equivalents, liquid investments, and available funds lines in an attempt to minimize the possibility that a potential shortfall may exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 13.71% from December 31, 1994, to $7,796,433 at September 30, 1995. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.03% at September 30, 1995, compared to 9.87% at December 31, 1994, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At September 30, 1995, the Bank had a risk-weighted total capital ratio of 11.92%, compared to 13.49% at December 31, 1994, and a Tier 1 risk-weighted capital ratio of 10.74%, compared to 14.74% at December 31, 1994.

Investment Securities

Investment securities comprised approximately 15% and 22% of the Bank's assets on September 30, 1995, and December 31, 1994, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank experienced this market adjustment during 1994, net of the applicable income taxes, which is reflected in the capital portion of the 1994 financial statements. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another Bank.


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 (SFAS 115) on the accounting and reporting for investments in all debt and equity securities that have readily determinable fair values. SFAS 115 requires that investments are to be classified as held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are to be reported at amortized cost, while available-for-sale and trading securities are to be reported at fair value. At September 30, 1995, the Bank had $11,634,498 in investment securities available-for-sale and $1,858,674 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $106,913 on September 30, 1995.














































PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.   Changes in Securities
Not applicable.

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.


Item 5.  Other Information
Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
a)  Exhibits.
    Exhibit
    Number       Description
     3.1*        Articles of Incorporation
     3.2*        Bylaws
    10.1**       Settlement Agreement and Release with Fayette
                 County Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
    10.2**       Fayette County Bancshares, Inc. Stock Option
                 Plan.


*Items 3.1 and 3.2 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form S-18 (Registration No. 33-26658-A) and such documents are incorporated herein by reference.

**Items 10.1 and 10.2 were previously filed by the Company as Exhibits
10.5 and 10.6 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and such documents are incorporated herein by reference.

b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1995.



















                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   FAYETTE COUNTY BANCSHARES,INC.
                                    (Registrant)

Date:  October 10, 1995
                                    Ira Pat Shepherd,
                                    Principal Executive Officer



Date:  October 10, 1995
                                     Mark Kearsley,
                                     Principal Financial Officer








































                             INDEX TO EXHIBITS

Exhibit                                              Sequential
Number         Description                           Page Number

 3.1           Articles of Incorporation of Company
               (incorporated by reference to Exhibit
               3.1 of Registration Statement on
               Form S-18, File No. 33-26658-A).

 3.2           Bylaws of Company (incorporated by
               reference to Exhibit 3.2 of Registration
               Statement on Form S-18, File No.
               33-26658-A).

10.1           Settlement Agreement and Release with
               Company and Terry L. Miller as of
               October 21, 1994 (incorporated by
               reference to Exhibit 10.5 of the Annual
               Report on Form 10-K for the year ended
               December 31, 1994).

10.2           Company Stock Option Plan (incorporated
               by reference to Exhibit 10.6 of the
               Annual Report on Form 10-K for the year
               ended December 31, 1994).