Form 10KSB
period 1995-12-31
FAYETTE COUNTY BANCSHARES INC /GA/
filed 1996-04-01
CIK 837874

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 Commission File Number
       December 31, 1995                                 0-18827


                       FAYETTE COUNTY BANCSHARES, INC.
           (Exact name of registrant as specified on its charter)




         Georgia                                                                   58-18357525
(State or other Jurisdiction of                                                  (I.R.S. Employer
incorporation or organization)                                                   Identification No.)

300 Peachtree Parkway South                                        Registrant's telephone number, including
Peachtree City, Georgia 30269                                      area code  (770-631-2265)
(Address of principal executive offices)


Securities registered pursuant to Section 12 (b) of the Act:                            None

Securities registered pursuant to Section 12 (g) of the Act:         Common Stock, $1.00 par value per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )
                                 --
         The Company's revenues for its most recent fiscal year were $7,723,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 18, 1996, was $8,569,015 based on the sales price of the Common Stock of $18.50. Although the Company's Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is limited trading activity for the Common Stock.

The number of shares outstanding of the Registrant's common stock at March 22, 1996, was 612,440 shares.

Documents Incorporated by Reference:

                 Portions of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, scheduled to be held on April 25, 1996, are incorporated by reference in answer to Part III of this report.

                                     PART I

ITEM 1.      BUSINESS

GENERAL

         Fayette County Bancshares, Inc. (the "Company"), Peachtree City, Georgia was incorporated as a Georgia business corporation on November 1, 1988. The Company commenced operations in November 1989 as a bank holding company under the federal Bank Holding Company Act of 1956. Fayette County Bank (the "Bank") is presently the sole operating subsidiary of the Company.

         The Bank is a full-service commercial bank. The Bank offers personal and business checking accounts, interest- bearing checking accounts, savings accounts, and various types of certificates of deposit. The Bank also offers a full complement of lending activities, including consumer/installment loans, construction loans, commercial loans (with a particular emphasis on small business loans), and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Visa credit cards, travelers' checks, bank by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, wire transfer of funds, and a night depository. The Bank also offers individual retirement accounts. The Company and the Bank conduct business from their main office located at 300 Peachtree Parkway South, Peachtree City, Georgia. The Bank has branch facilities at 150 West Lanier Avenue, Fayetteville, Georgia, which opened July 4, 1991, and the Kedron Village branch at 100 Kedron Drive, Peachtree City, Georgia, which opened March 24, 1994.

         MARKET AREA AND COMPETITION. The primary market area of the Bank is Fayette County, Georgia, and the surrounding area, which is approximately 30 miles southeast of downtown Atlanta, Georgia. The Bank's primary market area has experienced growth in employment, average per capita income, retail sales, deposits, housing, and commercial development, and boasts one of the highest average per capita incomes of any county in Georgia. The banking business in Fayette County is highly competitive with respect to both loans and deposits and is dominated by a number of major banks having many offices in the area. The Bank competes for deposits and loans principally with these banks, as well as with savings and loan associations, credit unions, mortgage companies, insurance companies, and other financial institutions which have recently been invading the traditional banking markets.

         CORRESPONDENT BANKING. Correspondent banking involves the provision of services by one bank to another bank that cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks and service companies, including data processing services, check collections, purchases of Federal Funds, security safekeeping, investment services, wire transfer services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participations with correspondent banks.

         The Bank will sell loan participations to upstream correspondent banks with respect to loans that exceed the Bank's lending limit. The Bank has established correspondent relationships with The Bankers Bank, AmSouth Bank, Republic National Bank, and First Community Bank & Trust of Macon. As compensation for services provided by a correspondent, the Bank maintains certain balances with its correspondents in non-interest bearing accounts.

         EMPLOYEES. The Bank has 40 full-time employees and 7 part-time employees. The Company does not have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past five years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         INVESTMENTS, CONTROL, AND ACTIVITIES. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's class of Common Stock has been registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control is rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of the Company's voting securities. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         SOURCE OF STRENGTH; CROSS-GUARANTEE. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

         The Financial Institutions Code. All Georgia bank holding companies must register with the Georgia Department of Banking and Finance (the "Georgia Department") under the Financial Institutions Code. A registered bank holding company must provide the Georgia Department with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The Georgia Department may also require such other information as is necessary to keep itself informed about whether the provisions of Georgia law and the regulations and orders issued thereunder by the Georgia Department have been complied with, and the Georgia Department may make examinations of any bank holding company and its subsidiaries.

         Under the Financial Institutions Code, it is unlawful without the prior approval of the Georgia Department (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of the bank; (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank; or (iii) for any bank holding company to merge or consolidate with any other bank holding company. It is also unlawful for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the Georgia Department for approval of such acquisition. In addition, in any such acquisition by an existing bank holding company, the initial banking subsidiary of such bank holding company must have been incorporated for not less than two years before the holding company can acquire another bank.

         The Financial Institutions Code allows regional interstate banking by permitting banking organizations in certain Southeastern states to acquire Georgia banking organizations if Georgia banking associations are allowed to acquire banking organizations in their states. As a result of this provision of the Financial Institutions Code, which became effective on July 1, 1985, banking organizations in other states, most significantly North Carolina, Florida and Alabama, have entered the Georgia market through acquisitions of Georgia institutions. Moreover, legislation prohibiting de novo interstate bank branching and restricting other kinds of interstate bank activities has been proposed in recent sessions of the Georgia legislature, and there can be no guarantee that future additional regulatory restrictions will not affect the Company or the Bank. Those acquisitions are subject to federal and Georgia approval as described above.

         Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which will prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

THE BANK

         GENERAL. The Bank is a Georgia banking corporation and state non-member bank. The Georgia Department and the FDIC are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures. In addition, the Bank, as a subsidiary of the Company, will be subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to (i) internal controls, information systems, and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

         State nonmember banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the DBF or the Federal Reserve Board, respectively, to be troubled institutions must give the DBF or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the DBF or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The Company and the Bank will meet the criteria which trigger this additional approval during the first two years after they are registered or chartered, respectively.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         BRANCHING. Georgia law presently limits the establishment of branches by a state or national bank located in Georgia to the county in which the bank's main office is located, but provides an exception for branches established through the acquisition of certain existing institutions. However, both the Georgia House and Senate have passed a bill which would eventually permit unlimited statewide bank branching. This bill is expected to be signed into law by Governor Zell Miller on or before April 21, 1996. If this law is enacted, effective July 1, 1996, banks will be able to branch into three additional counties besides the county in which their principal office is located with approval of the Department (for a bank which is part of a bank holding company, all affiliates would be treated as one and the holding company would be limited to three counties). Effective July 1, 1998, statewide branching with approval of the Department would be permitted.

         Although the Bank currently has no definitive plans for opening any other branch offices, depending on profitability and community needs, other branches may be considered. The Company, with prior regulatory approval, will be permitted to acquire interest in and operate banks throughout the State; under Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. There are currently no definite plans for the Company to make any such acquisition, but the Company remains open to such acquisitions as part of its strategic growth plan.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received an "excellent" rating in its most recent evaluation.

         OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100. The Bank's assessment rate on BIF and SAIF deposits per $100 is $.00 and $.23, respectively. The combined assessment per $100 is $.10 on insured deposits. The FDIC also imposes a $1,000 minimum semiannual assessment on all institutions.

DIVIDENDS

         The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Department's current rules and regulations require prior Department approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the Department at the most recent examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 below for a discussion of dividends paid by the Bank in the past two years.

CAPITAL REGULATIONS

         The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1995, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

         Both the capital standards and the safety and soundness standards are designed to bolster and protect the deposit insurance fund. In response to the directive issued under FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by FDICIA. The following table reflects these capital thresholds:

                                           Total Risk-              Tier 1 Risk-              Tier 1
                                           Based Capital            Based Capital             Leverage
                                           -------------            -------------             --------
Well Capitalized (1)                         10%                           6%                    5%
Adequately Capitalized (1)                    8%                           4%                    4% (2)
Undercapitalized (3)                       <  8%                         < 4%                  < 4%
Significantly Undercapitalized             <  6%                         < 3%                  < 3%
Critically Undercapitalized                   -                            -                   < 2%

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management;
(v) eliminate management fees; or (vi) divest themselves of all or part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways.
Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

         Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

RECENT LEGISLATIVE DEVELOPMENTS

         The Interstate Banking Act, passed by Congress in 1994, allows unrestricted interstate bank mergers and interstate acquisition of banks by bank holding companies, and ultimately will permit interstate de novo branching by banks. The states, however, may opt in or opt out of several of the Interstate Banking Act's provisions. The Georgia legislature has considered certain bills in its most recent legislature session which would opt in to permit interstate bank branching by merger or acquisition with Department approval, but which would opt out and not allow de novo bank branching. Further, the new Georgia branch banking bill, which is expected to be signed into law on or before April 21, 1996, also will make it easier for banks to establish branches in additional counties. As a result of these new laws and proposed legislation, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation will not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

MONETARY POLICIES

         The earnings of the Company and the Bank are significantly affected by the policies of the Federal Reserve Board which regulates the money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market operations in United States government securities, changes in the rates paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans or paid for deposits for financial institutions.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns the Bank's main banking facility located at 300 Peachtree Parkway South, Peachtree City, Georgia. This facility consists of a 9,700 square foot three floor complete banking center, housing the Bank's corporate offices and a full service bank. The Bank owns the Fayetteville branch facility located at 150 West Lanier Avenue, Fayetteville, Georgia. This building is approximately 2,400 square feet occupying two floors. The main floor is a complete banking floor with three teller stations and two offices. The basement houses the vault, safe deposit boxes, a break room, and storage.

         A third banking facility is located at 100 Kedron Drive, Peachtree City, Georgia. The facility is 5,000 square feet and consists of two floors. The operations center and human resources occupy the basement and a complete banking facility is on the upper level.

ITEM 3.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank is a party to any pending legal proceedings other than routine litigation incidental to the Bank's business, and management does not believe such litigation would have a material adverse effect upon the operations or financial condition of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1995, to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company had 612,440 shares of Common Stock issued and outstanding to approximately 953 shareholders on March 20, 1996.

         Although the Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is very little trading activity for the Common Stock. The following table sets forth the reported high and low sales prices of the Common Stock for the quarter indicated as reported on the Nasdaq SmallCap Market.

                                                                                                          High       Low
                                                                                                         ------    ------
1995

         Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $22.50     $18.50

         Prior to September 29, 1995, there was no established trading market for the Common Stock. On March 18, 1996, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $18.50 per share.

         In June 1995, the Company paid to its shareholders a $.25 per share cash dividend, and in June 1994 the Company paid to its shareholders a $.20 per share cash dividend. Presently, the only source of funds available for the payment of dividends by the Company would be dividends paid to the Company by the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

         The Bank is subject to restrictions on the payment of dividends under Georgia law and Georgia Banking Department regulations. See "Supervision and Regulation -- Dividends" above. No assurance can be given that any dividends will be declared by the Company in the future, or if declared, what the amount of the dividends would be or whether such dividends, once declared, would continue. Future dividend policy will depend on the Bank's earnings, capital requirements, financial condition, and other factors considered relevant by the Board of Directors of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The information presented below should be read in conjunction with the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts shown below are in thousands except for earnings and dividends per share information and shares outstanding.


                                                                   Year Ended December 31,
      Income Statement Data:                     1995           1994           1993            1992          1991
                                           ----------     ----------     ----------      ----------    ----------
      Total Interest Income                $    7,187     $    5,269     $    4,440      $    4,192    $    3,514
      Total Interest Expense                    2,789          1,559          1,312           1,536         1,804
      Net Interest Income                       4,398          3,710          3,128           2,656         1,710
      Provision for Loan Loss                     335             92            412             596           234
      Non Interest Income                         536            381            536             385            95
      Non Interest Expense                      3,015          2,831          2,348           1,986         1,435
      Provision for Income Taxes                  562            372            325             225            43
      Extraordinary Item                          -0-            -0-            -0-              96            43
      Change in accounting*                       -0-            -0-            27              -0-           -0-
      Net Income                                1,022            795            606             329           136
      Net Income Per Share                       1.68           1.31           1.00             .55           .25
      Dividends paid Per Share                    .25            .20            .10             -0-           -0-
      Average Shares                          610,130        606,440        605,940         603,440       542,308
      Dividend Payout Ratio                     14.89%         15.26%          10.0%            -0-           -0-


                                                                       At December 31,
                                                    1995         1994         1993          1992          1991
                                               ---------   ----------   ----------    ----------     ---------
        Balance Sheet Data:
        Total Assets                           $  90,933   $   64,965   $   67,814    $   52,321     $  49,276
        Loans, Net of Allowance
        for Loan Loss                             66,853       41,695       42,182        32,349        28,175
        Demand & Savings Deposits                 40,948       33,852       42,773        28,731        19,751
        Time Deposits                             40,489       22,735       17,232        16,797        23,358
        Stockholders' Equity                       8,136        6,857        6,624         6,053         5,710
        Book Value Per Share                       13.29        11.31        10.92         10.03          9.46
        Equity to Asset Ratio                       8.95%       10.55%        9.77%        11.57%        11.59%


*See Note G of Accountants Notes to Consolidated Financial Statements

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

RESULTS OF OPERATIONS


         The Company's net income increased $226,873, or 28.53%, to $1,022,247 in the year ended December 31, 1995, from $795,374 in the year ended December 31, 1994. This increase predominantly reflects an increase in net interest income and an increase in other income. Return on average assets for 1995 was 1.26% compared to 1.18% for 1994, and return on average equity was 14.83% in 1995 compared to 12.93% in 1994.

         Net interest income increased $687,633, or 18.54%, to $4,397,290 in 1995 from $3,709,657 in 1994, resulting from a $1,917,746 increase in interest income and a $1,230,113 increase in interest expense. The improvement resulted predominantly from an increase in the average loans outstanding as the net interest spread decreased to 5.07% in 1995 from 5.54% in 1994. The net interest margin decreased to 5.98% in 1995 from 6.22% in 1994.

         The provision for loan losses was $335,000 in 1995, an increase of $243,000 from the provision of $92,000 in 1994, primarily as a result of the increase of $25,360,674 from 1994 in the loan portfolio. The addition of two senior loan officers transferring loan relationships to the Bank from other financial institutions aided in the growth of the Company's loan portfolio. The Company's allowance for loan losses as a percentage of loans was 1.36% at December 31, 1995, compared to 1.69% at year end 1994. The Company had net charge-offs of $132,194 in 1995, resulting in a ratio of net charge-offs to average loans of .24%.

         Noninterest income increased $155,585, or 40.84%, to $536,616 in 1995 from $381,031 in 1994. The increase was due primarily to a loss of $101,126 on the sale of investment securities in 1994 which did not recur in 1995. The Bank's gain on the sale of SBA loans decreased $45,052, or 43.85%, to $57,690 in 1995 from $102,742 in 1994. This decrease is a result of the Bank selling fewer SBA qualified loans in the open market during 1995 as compared to 1994. Other income increased $23,228, or 61.94%, to $60,732 in 1995 as compared to $37,504 in 1994. This is predominately due to the Bank closing its mortgage department in May of 1995. Service charges on deposit accounts increased $76,251, or 22.31%, to $418,162 in 1995 from $341,911 in 1994. The increase is due to an increase in accounts opened and serviced by the Bank.

         Noninterest expense increased $184,106, or 6.51%, to $3,015,184 in 1995, from $2,831,078 in 1994. Salaries and employee benefits increased $234,710, or 20.44%, to $1,383,077 in 1995 as compared to $1,148,367 in 1994.
This increase is due to the addition of two lenders and support staff for them. Also the Bank staffed its Kedron office for the full year of 1995 as compared to only nine months in 1994. Professional and outside services decreased $28,763, or 7.37%, to $361,460 in 1995. The Company had an increase in professional fees associated with an unsuccessful attempt to purchase another financial institution which totalled approximately $28,000. However, this increase was offset by a decrease due to nonrecurring fees and expenses associated with certain litigation in 1994. The Company's efficiency ratio, which is noninterest expense as a percentage of net interest income plus noninterest income, net of gains and losses on the sale of assets, decreased to 61.12% in 1995 from 69.21% in 1994.

NET INTEREST INCOME

         GENERAL. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets, the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

         AVERAGE BALANCES, INCOME EXPENSES AND RATES. The following tables depict for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

                                                              1995                                1994
                                                              ----                                ----
                                                     Average            Yield/           Average            Yield/
                                                     Balance             Rate            Balance             Rate
                                               --------------------  ------------  --------------------  ------------
    Assets
      Cash & due from banks                      $     3,156,360          0.00%      $     2,490,487          0.00%
      Federal funds sold                               4,462,767          5.96%            3,134,887          4.17%
      Interest-bearing deposits with other
         banks                                           235,906          5.08%              394,000          4.12%
      Taxable securities                              12,855,049          6.38%           12,257,200          5.40%
      Tax exempt securities (1)                        1,862,014          4.60%            1,823,864          4.59%
      Other investments                                   42,636          7.83%                  -0-
      Loans(2)                                        54,099,512         11.09%           42,006,774         10.42%
      Other assets                                     4,693,799          0.00%            4,925,756          0.00%
                                                 ---------------                     ---------------
         Total                                   $    81,408,043                     $    67,032,968
                                                 ===============                     ===============
    Liabilities
      Demand deposits                                 13,621,030          0.00%           11,785,792          0.00%
      Interest-bearing demand deposits                20,239,475          3.22%           20,943,839          2.56%
      Savings deposits                                 5,146,849          2.44%            5,413,402          2.44%
      Time deposits                                   33,674,596          5.94%           21,183,195          4.15%
      Federal funds purchased                            101,528          6.54%               71,644          4.76%
      Securities sold under agreements to
         repurchase                                      140,069          4.20%              402,772          2.52%
      Other liabilities                                1,591,243          0.00%            1,084,335          0.00%
      Shareholders' equity                             6,893,253          0.00%            6,147,989          0.00%
                                                 ---------------                     ---------------
         Total                                   $    81,408,043                     $    67,032,968
                                                 ===============                     ===============

                                                                       1995                1994
                                                                    -------------       --------------
      Average yield on interest-earning assets                                9.77%                8.79%
      Average rate paid on interest-bearing liabilities                       4.70%                3.25%
      Net interest spread                                                     5.07%                5.54%
      Net interest margin (net interest earnings divided
         by total interest-earning assets)                                    5.98%                6.22%


      Interest income:                                                        1995                 1994
                                                                     -------------       --------------
      Interest and fees on loans (3)                                 $   5,999,755       $    4,376,205
      Investment securities:
         U.S. Treasury securities                                           87,499               83,882
         U.S. Government agencies & corp.                                  732,659              578,090
         States & political subdivisions                                    85,707               83,642
         Other investments                                                   3,340
         Interest on federal funds sold                                    265,766              130,857
         Interest on deposits with other banks                              11,935               16,239
                                                                     -------------       --------------
           Total interest income                                         7,186,661            5,268,915
                                                                     -------------       --------------

                 Interest expense:
                    Interest on deposits:
                      Demand                                                    $     651,957       $      534,305
                      Savings                                                         125,551              132,289
                      Time deposits of $100,000 or more                               632,954               46,806
                      Other time deposits                                           1,366,384              832,306
                                                                                -------------       --------------

                    Total interest on deposits                                      2,776,846            1,545,706

                 Interest on federal funds purchased and securities sold
                    under agreements to repurchase                                     12,525               13,552
                                                                                -------------       --------------

                    Total interest expense                                          2,789,371            1,559,258
                                                                                -------------       --------------
                    Net interest income                                         $   4,397,290       $    3,709,657
                                                                                =============       ==============


(1) Yields on tax exempt securities have not been computed on a tax equivalent basis.

(2) Nonaccrual loans are included in average loans for the years ended December 31, 1995, and 1994.

(3) Fee income on loans totaled $395,549 for the year ended December 31, 1995, and $292,929 for the year ended December 31, 1994.

         RATE/VOLUME ANALYSIS OF NET INTEREST INCOME. The effect on interest income, interest expense and net interest income, in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

                          Year Ended December 31, 1995
                                 compared with
                          Year Ended December 31, 1994
                          Increase (Decrease) Due To:

                                                   Volume                     Rate                      Total
                                               -------------             -------------              -------------
    Interest earned on:
      Interest-earning deposits in
         other banks  . . . . . . . . .           $   (7,466)                $   3,162              $      (4,304)
      Taxable securities  . . . . . . .               36,110                   125,416                    161,526

      Tax exempt securities   . . . . .                1,871                       194                      2,065

      Federal funds sold  . . . . . . .               67,006                    67,903                    134,909
      Net loans   . . . . . . . . . . .            1,345,200                   278,350                  1,623,550
                                                  ----------                 ---------              -------------

    Total interest income . . . . . . .            1,442,721                   475,025                  1,917,746
                                                  ----------                 ---------              -------------
    Interest paid on:
      Demand deposits   . . . . . . . .             (169,889)                  287,541                    117,652

      Savings deposits  . . . . . . . .               (6,738)                        0                     (6,738)

      Time deposits   . . . . . . . . .              646,987                   473,239                  1,120,226
      Federal funds purchased   . . . .                1,705                     1,528                      3,233

      Securities sold under agreements
         to repurchase                                (8,799)                    4,539                     (4,260)
                                                  ----------                 ---------              -------------
      Total interest expense  . . . . .              463,266                   766,847                  1,230,113
                                                  ----------                 ---------              -------------

      Change in net interest income . .           $  979,455                 $(291,822)             $     687,633
                                                  ==========                 =========              =============

                          Year Ended December 31, 1994
                                 compared with
                          Year Ended December 31, 1993
                          Increase (decrease) due to:

                                                        Volume                  Rate                  Total
                                                     -----------            -----------            -----------
       Interest earned on:
          Interest-earning deposits in
             other Banks . . . . . . . . .           $     3,203            $    (4,648)           $    (1,445)

          Taxable securities . . . . . . .               110,877                  8,323                119,200

          Tax exempt securities  . . . . .                54,785                    707                 55,492

          Federal funds sold . . . . . . .               (80,470)                51,352                (29,118)

          Net loans  . . . . . . . . . . .               592,109                 92,614                684,723
                                                     -----------            -----------            -----------

       Total interest income . . . . . . .           $   680,504            $   148,348            $   828,852
                                                     ===========            ===========            ===========
       Interest paid on:
          Demand deposits  . . . . . . . .                62,164                 (3,804)                58,360

          Savings deposits . . . . . . . .                17,590                 (1,421)                16,169

          Time deposits  . . . . . . . . .               153,020                  8,841                161,861

          Federal funds purchased  . . . .                 3,412                 --                      3,412

          Securities sold under agreements
             to repurchase . . . . . . . .                 7,541                    258                  7,799
                                                     -----------            -----------            -----------
          Total interest expense . . . . .           $   243,727            $     3,874            $   247,601
                                                     -----------            -----------            -----------

          Change in net interest income. .           $   436,777            $   144,474            $   581,251
                                                     ===========            ===========            ===========


         INTEREST SENSITIVITY. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling available for sale securities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest sensitivity risk.

         ASSET/LIABILITY MANAGEMENT. It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers of the Bank and the Bank's Investment and Asset/Liability Committees are charged with the responsibility for developing and monitoring policies and procedures that are designed to seek an acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in consumer/installment, commercial, real estate, and construction loans.

         The Bank's asset/liability mix is monitored with a report reflecting the interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank's Investment Committee on a monthly basis. The objective of this policy is to match interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

         Gap analysis measures how the Bank is positioned for interest rate changes. Below is an analysis of rate sensitive assets and liabilities as of December 31, 1995.

                           Interest Rate Sensitivity
                               December 31, 1995
                             (Dollars in thousands)


                                            0-3               3-12                              5 Yr.
                                           Months            Months           1-5 Yr            More             Total
                                        ------------       ----------       ----------       ----------       ----------
Interest Earning Deposits               $        -0-       $      195       $      -0-       $      -0-       $      195

Investment Securities                          4,824            2,814            3,299            2,064           13,001

Federal Funds Sold                             2,880              -0-              -0-              -0-            2,880

Loans                                         26,579           18,728           19,989            2,475           67,771
                                        ------------       ----------       ----------       ----------       ----------

Total Rate Sensitive Assets                   34,283           21,737           23,288            4,539           83,847
                                        ------------       ----------       ----------       ----------       ----------

NOW and MMDA Dep.                             21,964              -0-              -0-              -0-           21,964
Savings Deposits                               5,334              -0-              -0-              -0-            5,334
Time Deposits                                 16,206           17,301            6,978                4           40,489

Securities Sold Under
   Agreements to Repurchase                    1,161              -0-              -0-              -0-            1,161
                                        ------------       ----------       ----------       ----------       ----------

Total Rate Sensitive
   Liabilities                          $     44,665       $   17,301       $    6,978       $        4       $   68,948
                                        ------------       ----------       ----------       ----------       ----------

Excess (Deficiency) of Rate
   Sensitive Assets Less Rate
   Sensitive Liabilities                $    (10,382)      $    4,436       $   16,310       $    4,535       $   14,899
                                        ============       ==========       ==========       ==========       ==========

Cumulative GAP                          $    (10,382)      $   (5,946)      $   10,364       $   14,899
                                        ============       ==========       ==========       ==========
Percent of Cumulative Gap to
   Total Earning Assets                       (12.38)%          (7.10)%          12.37%           17.77%

         As indicated in the above table, the negative gap between rate sensitive assets and rate sensitive liabilities during the 0-3 month period would allow the Company to reprice its liabilities faster than its assets in a falling interest rate environment, which would have a positive effect on earnings. However, in an increasing interest rate environment, the Company would experience a decrease in earnings. The positive gap between rate sensitive assets and rate sensitive liabilities during the 3-12 month through five years or more periods represents the assets repricing faster than liabilities. In a decreasing interest rate market, the opposite would result. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

         The above table has been prepared based on principal payment due dates, contractual maturity dates, or repricing intervals on variable rate instruments. With regard to mortgage pools in the investment portfolio, the anticipated principal paydown as provided by the investor is used.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         GENERAL. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a monthly basis, management of the Bank recommends and the Board of Directors of the Bank approves the appropriate level for the allowance for loan losses based on the results of the internal monitoring and reporting system, analysis of economic conditions in its market, and a review of historical data for both the Company and other financial institutions. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors and independent loan review firm.

         Additions to the allowance for loan losses, which are expended as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

         The table below summarizes certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for each of the last two years.

                                                                     1995                  1994
                                                                 ------------          ------------
                   Balance, beginning of year                    $    715,230          $    832,938
                   Provision charged to operations                    335,000                92,000

                   Loans charged off:
                     Commercial                                       (53,826)              (93,507)
                     Real Estate Mortgage                                 -0-                   -0-
                     Consumer                                         (28,374)               (6,505)
                     Credit Cards                                     (88,709)             (144,537)
                                                                 ------------          ------------
                                                                 $   (170,909)         $   (244,549)
                   Loan recoveries:
                     Commercial                                        26,892          $     21,295
                     Real Estate                                          -0-                 9,030
                     Consumer/Credit Cards                             11,823                 4,516

                   Net Loans Charged Off                             (132,194)             (209,708)

                   Balance, end of year                          $    918,036          $    715,230
                                                                 ============          ============

                   Ratio of net charge-offs during the period
                   to total loans outstanding during the
                   period                                                 .24%                  .50%

The provision for loan losses was $335,000 in the year ended December 31, 1995, compared to $92,000 in the year ended December 31, 1994. The increase in the provision was primarily the result of the increase in the loan portfolio from $42,410,676 at December 31, 1994, to $67,771,350 at December 31, 1995.

         ALLOCATION OF ALLOWANCE. The table below sets forth the amount of the allowance for loan losses allocated by the Company by loan categories.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                            December 31,
                                                  ----------------------------------------------------------------
                                                               1995                               1994
                                                  -------------------------------    -----------------------------
                                                                        % of                             % of
                                                                     Category to                      Category to
      Allowance for loan loss                                           Total                            Total
      balance applicable to:                           Amount           Loans           Amount           Loans
                                                    -----------    ---------------   -----------    ---------------
         Commercial                                 $   305,625          19.69%      $   313,460           26.02%
         Real Estate-construction                       140,000          20.64%           83,242           18.30%
         Real Estate-mortgage                           327,156          48.71%          106,322           39.96%
         Consumer                                        55,313           8.54%           59,875           11.20%
         Credit Cards                                    89,942           2.42%          152,331            4.52%
                                                    -----------       --------       -----------       ---------

                                                    $   918,036         100.00%      $   715,230          100.00%
                                                    ===========       ========       ===========       =========

         Nonaccrual, past due and restructured loans at the end of each reported period are as follows:

                                                     90 Days & Over                                     Non-
                                                        Past Due         Restructured/Impaired        Accrual
                                                 -------------------- --------------------------  ----------------
      December 31, 1995                               $   379,009              $    1,013,000       $   118,130
      December 31, 1994                               $    19,552              $      522,108       $   144,888


         Of the $379,009 in loans past due 90 days and over, at December 31, 1995, $336,833 is represented by five loans secured by real estate, one consumer loan in the amount of $14,363, and credit card related loans totalling $27,813. The real estate loans and the consumer loan are classified as past due, rather than nonaccrual, because management believes they are fully collateralized. The loans past due 90 days and over at December 31, 1994, were all credit card related loans. At December 31, 1995, the Bank had one commercial loan customer with two loans totaling $1,013,000 which were impaired under Statement of Financial Accounting Standards No. 114. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's fair value, if the loan is collateral dependent. The $1,013,000 loans are considered collateral dependent, and $247,000 has been allocated in the loan loss reserves as a specific reserve for these impaired loans. Restructured loans at December 31, 1994, represents a single commercial loan totalling $522,108. If the nonaccrual loans had been accruing interest for the full year, the Bank would have recognized an additional $2,000 and $5,000 income in 1995 and 1994, respectively. The Bank recognized approximately $1,000 and $54,000 in interest income from these loans in 1995 and 1994, respectively.

         The Bank places a non credit card related loan on nonaccrual status when the loan is 90 days or more past due and management feels the collection of this debt is doubtful. When a loan is placed in nonaccrual status, all current year interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. Credit card loans are carried for a term of 180 days past due before being charged off. Nonperforming, restructured, and impaired loans as a percentage of period end loans were 1.67% at December 31, 1995, compared to 1.58% at December 31, 1994. This increase is due primarily to the loans with the one commercial loan customer being categorized as impaired under SFAS 114.

         As of December 31, 1995, there were 20 loans totaling $940,000 classified for regulatory purposes as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects may materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits with respect to which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Reserves are specifically allocated to each of these loans based on management's assessment of risk and the value of collateral, if any, pledged to secure such loans.

         The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located in its trade area, which includes portions of Coweta and Fulton Counties and all of Fayette County, Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate, the value of which is generally dependent upon the conditions in the real estate market.

NONINTEREST INCOME AND EXPENSE

         NONINTEREST INCOME. Noninterest income increased $155,585, or 40.84%, to $536,616 in 1995 from $381,031 in 1994. The largest component of noninterest income is service charges on deposit accounts, which totaled $418,162 in 1995, a 22.31% increase over the 1994 level of $341,911. The increase is also attributable to a loss of $101,126 on the sale of investment securities in 1994 which did not recur in 1995. The Bank's gain on the sale of SBA loans decreased $45,052 or 43.85% to $57,690 in 1995 from $102,742 in 1994.
This decrease is a result of the Bank selling fewer SBA qualified loans in the open market during 1995 as compared to 1994. Other income increased $23,228, or 61.94%, to $60,732 in 1995 as compared to $37,504 in 1994. This is predominately due to the Bank closing its mortgage department in May of 1995.

          The following table sets forth, for the periods indicated, the principal components of noninterest income:

                               Noninterest Income


                                                                      Year Ended December 31,
                                                                   1995                     1994
                                                                 ---------                ---------
               Service charges on deposit accounts              $   418,162              $   341,911
               Securities gains (losses), net                            32                 (101,126)
               Gain on sale of SBA loans                             57,690                  102,742
               Other                                                 60,732                   37,504
                                                                -----------              -----------
                 Total noninterest income                       $   536,616              $   381,031
                                                                ===========              ===========



                              Noninterest Expense

                                                                        Year Ended December 31,
                                                                       1995                 1994
                                                                    -----------         -----------
                 Salaries and employee benefits                    $   1,383,077       $   1,148,367
                 Net occupancy expense                                   373,084             373,187
                 Amortization of intangibles                              97,857              97,857
                 Professional fees                                       361,460             390,223
                 Other                                                   799,706             821,444
                                                                   -------------       -------------
                    Total noninterest expense                      $   3,015,184       $   2,831,078
                                                                   =============       =============

                 Efficiency ratio                                          61.12%              69.21%

         Salaries and employees benefits increased $234,710, or 20.44%, to $1,383,077 in 1995 from $1,148,367 in 1994 due to the increase in staffing, including the addition of two senior loan officers. Net occupancy decreased $103, or .03%, to $373,084 in 1995, from $373,187 in 1994. Professional fees decreased $28,763, or 7.37%, in 1995 to $361,460, from $390,223 in 1994.  This decrease was due to nonrecurring fees and expenses associated with certain litigation in 1994.

EARNING ASSETS

         LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $54,099,512 in 1995 compared to $42,006,774 in 1994, an increase of $12,092,738, or 28.79%.
At December 31, 1995, total loans were $67,771,350 compared to $42,410,676 at the end of 1994.

         The following table shows the comparison of the loan portfolio by category at the dates indicated.

                                           COMPOSITION OF LOAN PORTFOLIO

                                 Types of Loans                        1995              1994
                                                                  -------------     --------------
                   Commercial                                    $    13,352,445    $   11,034,220
                   Real estate - commercial                           19,508,647         6,914,045
                   Real estate - individual                           13,533,383        10,035,689
                   Real estate - construction                         14,000,093         7,759,806
                   Installment & single payment ind.                   5,413,624         4,733,431
                   Credit Cards                                        1,635,306         1,916,232
                   Other                                                 396,491             3,866
                                                                 ---------------    --------------

                      Total loans                                     67,839,989        42,397,289

                      Net deferred loan fees/cost                        (68,639)           13,387
                                                                 ---------------    --------------

                      Total net loans                            $    67,771,350    $   42,410,676
                                                                  ==============     =============

         The principal component of the Company's loan portfolio is real estate loans. At year end 1995, loans secured by real estate totalled $47,042,123, or 69.35% of the portfolio. Commercial real estate made up $19,508,647 of the portfolio and represents the principal component of the Bank's loan portfolio. This category of loans increased $12,594,602, or 182.16%, from 1994 due to relationships moving from another financial institution in connection with the Bank's hiring of two senior loan officers who had previously been with that other financial institution. Residential mortgage loans increased $3,497,694, or 34.86%, to $13,533,383 at December 31, 1995, from $10,035,689 at year end
1994. Nonresidential mortgage loans, which include commercial loans, single family construction, and other loans secured by multi-family properties and farmland, increased $18,834,889, or 128.36%, to $33,508,740 at December 31,
1995, from $14,673,851 at year end 1994. The increase in nonresidential mortgage loans also reflects the growth of the Company's lending for commercial real estate purposes and an increase in commercial loans in which a security interest in real estate was obtained as primary collateral.

         Consumer loans increased $791,892, or 11.91%, to $7,445,421 in 1995, from $6,653,529 in 1994. The credit card portfolio decreased $280,926, or 14.67%, to $1,635,306 at December 31, 1995.

         The following is a presentation of an analysis of maturities of loans as of December 31, 1995 (in thousands) :

                                                      Maturing        Maturing        Maturing
                                                     in 1 Year         in 1 to          After
       Type of Loan                                   or less          5 years         5 years         Total
       ------------                               ---------------  ---------------  -------------  --------------
       Commercial                                    $   10,669      $    2,648       $     35       $   13,352
       Real estate (commercial)                          11,219           8,061            229           19,509

       Real estate (industrial)                           5,438           6,013          2,082           13,533

       Real estate (construction)                        13,631             369            -0-           14,000
       Installment                                        2,405           2,880            129            5,414

       Credit Card                                        1,635             -0-            -0-            1,635
       Other                                                397             -0-            -0-              397
                                                     ----------      ----------       --------       ----------

       Total                                         $   45,394      $   19,971       $  2,475       $   67,840
                                                     ==========      ==========       ========       ==========


Scheduled repayments are reported in the maturity category in which the payment is due based upon contract terms. Demand loans, loans having no stated schedule of repayments, and overdrafts are reported as due in one year or less.

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1995 (in thousands) :


                            Loans due after 1 year with
                            predetermined interest rates..............                $20,418
                            Loans due after 1 year with

                            floating interest rates........................             2,028

         INVESTMENT PORTFOLIO. Investment securities comprised approximately 14% and 21% of the Bank's assets on December 31, 1995 and 1994, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. During 1993 the Bank diversified the investment portfolio to include municipal investments and mutual funds. The portfolio maintained similar characteristics in 1995 with respect to mixture. During 1995, the Bank purchased primarily securities issued by U.S. Government Agencies and Treasuries with maturities of three years or less. This will be the investing philosophy of management during 1996 as well. The Bank has included in its investment portfolio instruments described as a derivative, and, in particular, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank experienced this market adjustment during 1995, which is reflected in the capital section of the 1995 consolidated balance sheet. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized.

         The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         At December 31, 1995, the Bank had $10,891,420 in investment securities classified as available-for-sale and $1,858,720 in securities held-to-maturity. The net unrealized loss on available for-sale-securities, net of deferred income taxes of $49,696, was $96,468 on December 31, 1995, as compared to $445,554 on December 31, 1994. The improvement in the net unrealized loss is attributable to the improvement of economic conditions which resulted in an increase in the value of the securities held by the Bank.

The carrying value and estimated market value of investment securities held to maturity are as follows at December 31:

                                                                            1995
                                           -----------------------------------------------------------------------
                                                Carrying          Unrealized      Unrealized         Market
                                                  Value             Gains           Losses            Value
                                           -------------------  --------------  -------------  -------------------
      States and political subdivisions     $     1,858,720     $     11,140    $      8,351      $     1,861,509

                                                                            1994
                                          -------------------------------------------------------------------------
                                               Carrying         Unrealized        Unrealized           Market
                                                Value              Gains            Losses             Value
                                          ------------------  ---------------  ----------------  ------------------
     States and political subdivisions      $    1,858,537               -0-    $    154,930      $     1,703,607

         The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:


                                                                         1995
                                      --------------------------------------------------------------------------
                                           Amortized         Unrealized       Unrealized            Market
                                              Cost              Gains           Losses              Value
                                      -------------------  --------------  ----------------  -------------------
        U.S. Treasury Securities         $   1,254,124       $    9,470       $        -0-      $   1,263,594
        U.S. Government Agencies and
           Corporations                      5,704,379           35,167             36,250          5,703,296
        Mortgage-backed securities           4,079,081              871            155,422          3,924,530


                                                                         1994
                                       ------------------------------------------------------------------------
                                            Amortized        Unrealized      Unrealized            Market
                                              Cost              Gains          Losses              Value
                                       ------------------  ------------  ----------------  ---------------------
         U.S. Treasury Securities         $   1,259,037         $ -0-        $    21,224       $   1,237,813
         U.S. Government Agencies and
            Corporations                      7,862,249            47            310,162           7,552,134
         Mortgage-backed securities           4,117,718           -0-            343,672           3,774,046
         States and political
            subdivisions                         40,000           -0-                 70              39,930



The carrying value and estimated market value of investment securities held-to-maturity and the amortized cost and estimated market value of investment securities available-for-sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.

                                      Investment Securities              Investment Securities
                                        Available-for-Sale                 Held-to-Maturity
                                ----------------------------------  -----------------------------
                                    Carrying           Market          Amortized         Market          Net
                                     Value             Value             Cost             Value         Yield
                                ----------------  ----------------  ---------------  ---------------  ----------
        Due in one year or
           less                  $   2,501,999     $   2,502,187         $ 200,000        $ 200,224      5.51%
        Due after one year
           through five years        3,956,166         3,972,047            95,000           95,000      6.52%
        Due after five years
           through ten years           500,338           492,656         1,303,733        1,302,894      6.90%
        Due after ten years          4,079,081         3,924,530           259,987          263,391      4.74%


The yields stated above have not been computed on a tax equivalent basis.

         Breakdown on maturity by category of the investment securities held-to-maturity and available-for-sale as of December 31, 1995. Items below are shown at amortized cost.

                                           0-1 Year            1-5 Years          5-10 Years           Over 10
                                      ------------------  -------------------  ----------------  -------------------
    U.S. Treasury Sec.                  $    1,254,124       $          -0-      $         -0-     $            -0-
    U.S. Government Agencies & Corp.         1,247,875            3,956,166            500,338                  -0-
    Mortgage Backed                                -0-                  -0-                -0-            4,079,081
    States & Political subdivisions            200,000              614,992            783,741              259,987


         SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest bearing deposits with other banks, averaged $4,698,673 in 1995, compared to $3,528,887 in 1994. At December 31,
1995, short-term investments totaled $3,075,000. Federal funds sold are a primary source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

         DEPOSITS. The Bank offers a wide range of commercial and consumer deposit accounts, including non-interest bearing checking accounts, money market checking accounts (consumer and commercial), negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, time certificates of deposit, and regular savings accounts. The following table contains a breakdown of the average amount and the average rate paid on each of the categories.

                                                            1995           Rate             1994           Rate
                                                       ---------------   -------       ---------------   -------
      (1)  Non-interest Bearing Demand
              Deposits                                 $    13,621,030      0.00%      $    11,785,792      0.00%
      (2)  Interest Bearing Demand Deposits                 20,239,475      3.22%           20,943,839      2.56%
      (3)  Savings Deposits                                  5,146,849      2.44%            5,413,402      2.44%
      (4)  Time Deposits                                    33,674,596      5.94%           21,183,195      4.15%

At December 31, 1995, the Bank had $12,301,137 in certificates of deposit of $100,000 or more. The table below indicates the remaining maturities of certificates of deposit over $100,000. Management believes that these deposits are with individuals or businesses within the Bank's local market area and with whom or which the Company has had consistent deposit relationships. The Company does not have brokered deposits.

                          3 months or less               $      8,587,868
                          3 months to 6 months
                                                                1,267,627
                          6 months to 12 months
                                                                1,123,991
                          12 months & over                      1,321,651
                                                         ----------------

                          Total                          $     12,301,137
                                                         ================

         The sources of deposits typically are residents and businesses and their employees within the Bank's market area, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitation, and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits and has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges, and the like.

         CAPITAL. Shareholders' equity at December 31, 1995, was $8,135,603, or 8.95% of total assets. The increase of $1,278,973 from 1994 was a combination of earnings for 1995 and the decrease in market value reserve of investment securities available for sale. These changes were partially offset by the payment of cash dividends. The following table sets forth the applicable required capital ratios for the Bank and the actual capital ratios for that entity as of December 31, 1995:

              Leverage Capital                    Tier 1 Capital                 Risk-Based Capital
              ----------------                    --------------                 ------------------
                 Regulatory                         Regulatory                       Regulatory
                  Minimum            Actual          Minimum        Actual            Minimum             Actual
                  -------            ------          -------        ------            -------             ------
     Bank           3.0%              8.29            4.0%           10.58             8.00%              11.83

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company will not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

         Increased liquidity in typical interest rate environments often involves decreasing profits by investing in earning assets with shorter maturities. Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

         The Company's federal funds sold position, its primary source of liquidity, averaged $4,462,767 during the year ended December 31, 1995 and was $2,880,000 at December 31, 1995; averaged $3,134,887 during the year ended December 31, 1994, and was $-0- at December 31, 1994. Liquidity can also be managed using the overnight and short-term borrowings market, generally selling excess funds. The Company has short-term borrowing lines of $2,500,000 with several financial institutions, although these are seldom utilized.

         The Bank also offers repurchase agreements (Repo's) to one commercial customer. Repo's are obligations of the Bank to collateralize funds on deposit with U.S. Treasuries in the Bank's investment portfolio. The commercial customer is paid a percentage of the interest rate the Bank earns on the investment. The funds on deposit with the Bank are not FDIC insured because they are collateralized by these investments.

         At December 31, 1995, the Bank had $18,669,000 in unfunded loan commitments. There were $6,492,000 included in the above number that represents credit card commitments and $12,177,000 in unfunded loan commitments. If these loans were to be funded the Bank has procedures in place to provide the needed cash. Sources of liquidity include the maturing of investment securities and the selling of available for sale investment securities, as well as cash generated from the repayment of loans.

         The Company, as a stand alone corporation, has more limited access to liquidity sources than the Bank and depends on dividends from the Bank as its primary source of liquidity. The ability of the Bank to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. See "Supervision and Regulation - Dividends." If circumstances warrant, the Company's liquidity needs can also be met by borrowings from third parties, subject to the availability of loan funds on appropriate terms and the Company's ability to service the debt.

ACCOUNTING RULE CHANGES

         ACCOUNTING FOR LOAN IMPAIRMENTS. In May 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium, or discount existing at the inception or acquisition of the loan.
SFAS No. 114 was effective for fiscal years beginning after December 15, 1994, with earlier adoption permitted. The Company adopted SFAS No. 114 in fiscal 1995 without a material impact.

         DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 119, Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The provisions of SFAS 119 require and encourage disclosure of information about derivative financial instruments, such as options, swaps, futures and forward contracts. The Company has no such items; therefore, the adoption of SFAS 119 in 1995 had no significant impact on the Company.

         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. The Financial Accounting Standards Board has issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to implement SFAS No. 121 by December 31, 1996. The provisions of SFAS No. 121 will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 is not expected to have a significant impact on the Company.

         ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Mortgage Servicing Rights, as an amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption is not expected to have a significant impact on the Company.

         ACCOUNTING FOR STOCK-BASED COMPENSATION. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company is required to implement SFAS 123 in 1996. SFAS 123 establishes a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. The adoption of SFAS 123 is not expected to have a significant impact on the Company.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "Net Interest Income" and "Interest Sensitivity."

         Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations. See "Regulatory Matters--Interstate Banking."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and independent accountant's report thereon included on the following pages are incorporated herein by reference.

         (i)     Report of Independent Auditors

         (ii)    Consolidated Balance Sheets, December 31, 1995 and 1994

         (iii) Consolidated Statements of Income for the years ended December 31 1995, 1994 and 1993

         (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

          (v) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

          (vi)   Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND
         FINANCIAL DISCLOSURE

     None.

                                    PART III

         The information required by Part III of Form 10-KSB is, pursuant to General Information G(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "1996 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 1996 Annual Meeting of Shareholders to be held on April 25, 1996.


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Directors and Executive Officers of the Company and the Bank" and "Compensation of Directors and Executive Officers--Compliance with Beneficial Ownership Reporting Rules" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 11.         EXECUTIVE COMPENSATION

         The information contained under the caption "Compensation of Directors and Executive Officers" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)       1.  Financial Statements

         The consolidated financial statements, notes thereto and independent accountant's report thereon, filed as part hereof, are listed in the Index to Item 8.

         2.  Financial Statement Schedules

         All other financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto or is not applicable or required.

         3.  Exhibits

         Exhibit
         Number                            Description
         ------                            -----------
         3.1*             Articles of Incorporation
         3.2*             Bylaws
         10.5***          Settlement Agreement and Release with Fayette County Bancshares, Inc. and Terry L. Miller as of
                          October 21, 1994.
         10.6***          Fayette County Bancshares, Inc. Stock Option Plan
         21.1**           Subsidiaries of the Company
         24               Power of Attorney (contained on the Signature Page)
         27               Financial Data Schedule (for SEC use only).

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 (Registration No. 33-6658-A) and incorporated herein by reference.

** Previously filed as exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1990.

*** Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(b)      Reports on Form 8-K

         NONE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized March 27, 1996.

                        FAYETTE COUNTY BANCSHARES, INC.

By:      /s/Mark B. Kearsley              By:     /s/Ira P. Shepherd
         -------------------------                --------------------------
         Mark B. Kearsley                         Ira P. Shepherd
         Chief Financial Officer                  Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Registration Statement constitutes and appoints Ira P. Shepherd and Mark B. Kearsley, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto these attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that these attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 1996.



         Signature                                           Title
         ---------                                           -----



- -------------------------------------------                  Director
Arlie C. Aukerman


- -------------------------------------------                  Director
Robert W. Bertelsbeck

/s/ Joseph S. Black
- -------------------------------------------                  Secretary/Director
Joseph S. Black

/s/ Robert C. Gasko
- -------------------------------------------                  Director
Robert C. Gasko

/s/ Kerstin M. Gasko
- ---------------------------------                   Director
Kerstin M. Gasko


- ---------------------------------                   Director
Mukut Gupta


- ---------------------------------                   Director
G. Webb Howell

/s/ Mark A. Jungers
- ---------------------------------                   Director
Mark A. Jungers

/s/ John E. Molis
- ---------------------------------                   Director
John E. Molis

/s/ Richard A. Parlontieri
- ---------------------------------                   Director
Richard A. Parlontieri


- ---------------------------------                   Director
Donnie H. Russell


- ---------------------------------                   Director
Fred B. Sheats

/s/ Ira P. Shepherd
- ---------------------------------                   President/CEO/Director
Ira P. Shepherd


/s/ H. Geoffrey Slade, Sr.
- ---------------------------------                   Director
H. Geoffrey Slade, Sr.

/s/ Enrico A. Stanziale
- ---------------------------------                   Director
Enrico A. Stanziale


- ---------------------------------                   Director
John R. Torretto


/s/ Mark B. Kearsley
- ---------------------------------                   /s/ Ira P. Shepherd
Mark B. Kearsley                                    ---------------------------
Principal Financial and                             Ira P. Shepherd
Accounting Officer                                  Principal Executive Officer

    ============================================================================


                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY

                            PEACHTREE CITY, GEORGIA

                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

    ============================================================================

                                C O N T E N T S




                                                                                                                     Page
                                                                                                                     ----
INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

CONSOLIDATED STATEMENTS OF INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                                    B & M
                            ---------------------
                            BRICKER & MELTON, P.A.
                            ---------------------

                         CERTIFIED PUBLIC ACCOUNTANTS

                            3700 CRESTWOOD PARKWAY
                                  SUITE 590
                            DULUTH, GEORGIA 30136
                                (770) 717-1175


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Fayette County Bancshares, Inc.
 and Subsidiary
Peachtree City, Georgia


         We have audited the accompanying consolidated balance sheets of Fayette County Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1995. These consolidated financial statements are the responsibility of Fayette County Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fayette County Bancshares, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note A to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 on the accounting for impaired loans.


                                        BRICKER & MELTON, P.A.

January 26, 1996
Duluth, Georgia

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                                 December 31,
                                                                                   ----------------------------------------
                                                                                         1995                    1994
                                                                                   ---------------         ----------------
                                 ASSETS
Cash and due from banks (Note B)                                                   $     2,972,249         $      2,774,407
Federal funds sold                                                                       2,880,000                     -
Interest-bearing deposits in other financial institutions                                  195,000                  394,000
Investment securities held to maturity (market value of $1,861,509 and
  $1,703,607, respectively) (Note C)                                                     1,858,720                1,858,537
Investment securities available for sale (Note C)                                       10,891,420               12,603,923
Other investments (Note C)                                                                 251,000                      -

Loans, net of deferred loan fees (Notes D and I)                                        67,771,350               42,410,676
Less:  Allowance for loan losses (Note D)                                                  918,036                  715,230
                                                                                   ---------------         ----------------
         Loans, net                                                                     66,853,314               41,695,446

Premises and equipment, net (Note E)                                                     3,266,404                3,353,267
Other real estate                                                                           68,931                  493,226
Accrued interest receivable                                                                700,771                  550,673
Intangible assets, net of accumulated amortization of $441,369 and
  $343,512, respectively                                                                   568,631                  666,488
Other assets (Note G)                                                                      426,163                  574,894
                                                                                   ---------------         ----------------

                          TOTAL ASSETS
                                                                                   $    90,932,603         $     64,964,861
                                                                                   ===============         ================

         LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits (Note L):
                   Non-interest-bearing demand                                     $    13,650,114         $     11,091,308
                   Interest-bearing demand and money market                             21,964,114               17,500,614
                   Savings                                                               5,333,685                5,259,690
                   Time deposits of $100,000 or more                                    12,301,137                2,196,467
                   Other time deposits                                                  28,187,826               20,538,943
                                                                                   ---------------         ----------------

                          TOTAL DEPOSITS                                                81,436,876               56,587,022

                   Federal funds purchased and securities sold under
                     agreements to
                     repurchase (Note F)                                                     1,161                1,037,864
                   Accrued interest payable                                              1,169,413                  366,053
                   Other liabilities (Note G)                                              189,550                  117,292
                                                                                   ---------------         ----------------

                          TOTAL LIABILITIES                                             82,797,000               58,108,231
                                                                                   ---------------         ----------------

STOCKHOLDERS' EQUITY (i.e.)
                   Preferred stock - $1.00 par value:
                              5,000,000 shares authorized, no shares issued
                                and outstanding                                    $           -           $            -
                   Common stock - $1.00 par value:
                              5,000,000 shares authorized, 612,440 and
                                606,440 shares issued and outstanding                      612,440                  606,440

                   Surplus                                                               5,561,016                5,507,016
                   Retained earnings                                                     2,058,615                1,188,728
                   Market valuation reserve on investment securities
                     available for sale (Note C)                                           (96,468)                (445,554)
                                                                                   ---------------         ----------------

                            TOTAL STOCKHOLDERS' EQUITY
                                                                                         8,135,603                6,856,630
                                                                                   ---------------         ----------------

                   Commitments and contingent liabilities (Note K)

                            TOTAL LIABILITIES AND STOCKHOLDERS'
                              EQUITY                                               $    90,932,603         $     64,964,861
                                                                                   ===============         ================





  The accompanying notes are an integral part of these consolidated financial statements.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
================================================================================

                                                                                    For the years ended December 31,
                                                                         ------------------------------------------------------
                                                                             1995                 1994                 1993
                                                                         -------------        -------------       -------------
INTEREST INCOME
         Loans, including fees                                           $   5,999,755        $   4,376,205       $   3,691,482
         Investment securities:
                   U.S. Treasury securities                                     87,499               83,882              37,909
                   U.S. Government agencies and corporations                   732,659              578,090             504,863
                   States and political subdivisions                            85,707               83,642              28,150
                   Other investments                                             3,340                  -                   -
         Federal funds sold
                                                                               265,766              130,857             159,975
         Interest-bearing deposits in other financial
           institutions                                                         11,935               16,239              17,684
                                                                         -------------        -------------       -------------

                          TOTAL INTEREST INCOME
                                                                             7,186,661            5,268,915           4,440,063
                                                                         -------------        -------------       -------------

INTEREST EXPENSE
         Interest-bearing demand and money market                              651,957              534,305             475,945
         Savings                                                               125,551              132,289             116,120
         Time deposits of $100,000 or more                                     632,954               46,806              17,340
         Other time deposits                                                 1,366,384              832,306             699,911
         Federal funds purchased and securities sold under
           agreement to repurchase                                              12,525               13,552               2,341
                                                                         -------------        -------------       -------------

                          TOTAL INTEREST EXPENSE                             2,789,371            1,559,258           1,311,657
                                                                         -------------        -------------       -------------

                          NET INTEREST INCOME                                4,397,290            3,709,657           3,128,406


PROVISION FOR LOAN LOSSES (Note D)                                             335,000               92,000             411,815
                                                                         -------------        -------------       -------------

                          NET INTEREST INCOME AFTER
                            PROVISION FOR LOAN LOSSES                        4,062,290            3,617,657           2,716,591
                                                                         -------------        -------------       -------------

OTHER INCOME
         Service charges on deposit accounts                                   418,162              341,911             356,477
         Investment securities gains (losses), net (Note C)                         32             (101,126)             55,681
         Gains on sales of SBA loans                                            57,690              102,742              32,173
         Other income                                                           60,732               37,504              91,873
                                                                         -------------        -------------       -------------
                          TOTAL OTHER INCOME
                                                                               536,616              381,031             536,204
                                                                         -------------        -------------       -------------

OTHER EXPENSE
         Salaries and wages                                              $   1,210,974        $     973,658       $     874,640
         Employee benefits (Note H)                                            172,103              174,709             182,051
         Net occupancy expense                                                 198,565              179,818             145,278
         Furniture, fixtures and equipment expense                             174,519              193,369             157,309
         Professional and outside services                                     361,460              390,223             271,250
         Amortization of intangible assets                                      97,857               97,857              97,857
         Other expense (Note M)                                                799,706              821,444             619,933
                                                                         -------------        -------------       -------------

                          TOTAL OTHER EXPENSE                                3,015,184            2,831,078           2,348,318
                                                                         -------------        -------------       -------------

                          INCOME BEFORE INCOME TAX
                            EXPENSE                                          1,583,722            1,167,610             904,477

INCOME TAX EXPENSE (Note G)                                                    561,475              372,236             325,364
                                                                         -------------        -------------       -------------

                          INCOME BEFORE CUMULATIVE EFFECT
                            OF CHANGE IN ACCOUNTING
                            PRINCIPLES
                                                                             1,022,247              795,374             579,113

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES
  FOR INCOME TAXES (Note G)                                                        -                    -                26,818
                                                                         -------------        -------------       -------------

                          NET INCOME                                     $   1,022,247        $     795,374       $     605,931
                                                                         =============        =============       =============

EARNINGS PER SHARE -
         Before cumulative effect of change                              $        1.68        $        1.31       $         .96
         Cumulative effect of change                                               -                     --                 .04
                                                                         -------------        -------------       -------------
                                                                         $        1.68        $        1.31       $        1.00
                                                                         =============        =============       =============





  The accompanying notes are an integral part of these consolidated financial statements.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================

                                                          For the years ended December 31, 1995, 1994 and 1993
                                               ---------------------------------------------------------------------------
                                                                                Retained         Market
                                                 Common                         Earnings        Valuation
                                                  Stock          Surplus        (Deficit)        Reserve          Total
                                               -----------     -----------     -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1992                   $   603,440     $ 5,479,986     $   (30,645)    $       -       $ 6,052,781

Net income                                             -               -           605,931             -           605,931

Cash dividends declared $.10 per share                 -               -           (60,644)            -           (60,644)

Proceeds from exercise of stock warrants             3,000          27,030             -               -            30,030

Market valuation adjustment                            -               -               -            (4,177)         (4,177)
                                               -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1993                       606,440       5,507,016         514,642          (4,177)      6,623,921

Net income                                             -               -           795,374             -           795,374

Cash dividends declared, $.20 per share                -               -          (121,288)            -          (121,288)

Market valuation adjustment                            -               -               -          (441,377)       (441,377)
                                               -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1994                       606,440       5,507,016       1,188,728        (445,554)      6,856,630

Net income                                             -               -         1,022,247             -         1,022,247

Cash dividends declared, $.25 per share                -               -          (152,360)            -          (152,360)

Proceeds from exercise of stock options              6,000          54,000             -               -            60,000

Market valuation adjustment                            -               -               -           349,086         349,086
                                               -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1995                   $   612,440     $ 5,561,016     $ 2,058,615         (96,468)    $ 8,135,603
                                               ===========     ===========     ===========     ===========     ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                               For the years ended December 31,
                                                                   -------------------------------------------------------
                                                                        1995                 1994                1993
                                                                   -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                $   1,022,247        $     795,374        $     605,931
         Adjustments to reconcile net income to net cash
           provided by
           operating activities:
                 Cumulative effect of change in accounting
                    principles                                               -                    -                (26,818)
                 Net amortization (accretion) of investments             (34,487)               7,548               11,554
                 Amortization of intangible assets                        97,857               97,857               97,857
                 Depreciation of premises and equipment                  189,228              203,817              160,744
                 Provision for loan losses                               335,000               92,000              411,815
                 Deferred income tax provision (benefit)                  59,456               48,418              (18,670)
                 Deferred net loan fees                                   82,026              (55,891)             (32,743)
                 Investment securities (gains) losses, net                   (32)             101,126              (55,681)
                 Gains on sales of SBA loans                             (57,690)            (102,742)             (32,173)
                 Increase in interest receivable                        (150,098)            (106,534)            (113,460)
                 Increase in interest payable                            803,360               83,818               25,277
                 (Increase) decrease in other assets                     (90,557)              47,734              209,759
                 Increase (decrease) in other liabilities                 72,258             (284,442)             (81,558)
                                                                   -------------        -------------        -------------

                          NET CASH PROVIDED BY
                            OPERATING ACTIVITIES                       2,328,568              928,083            1,161,834
                                                                   -------------        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in interest-bearing deposits in other
           financial institutions                                        199,000                  -                  4,000
         Purchases of investment securities held to maturity                 -               (200,000)          (1,658,354)
         Purchases of investment securities available for
           sale                                                       (3,695,725)          (7,269,558)         (13,569,549)

         Purchase of other investments                                  (251,000)                 -                    -

         Sales of investment securities available for sale                   -              4,182,800            4,120,707
         Maturities of investment securities available for
           sale                                                        5,971,482            1,981,332            6,207,153
         Proceeds from sales of SBA loans                              1,015,625            1,201,400              332,000
         Loans originated or acquired, net of principal
           repayments                                                (26,532,829)            (819,552)         (11,002,352)
         Purchases of premises and equipment                            (102,365)            (559,100)            (418,780)

         Sales of premises and equipment                                     -                 68,098                  -

         Sales of other real estate                                      424,295              168,350               80,998
                                                                   -------------        -------------        -------------

                 NET CASH USED BY INVESTING ACTIVITIES               (22,971,517)          (1,246,230)         (15,904,177)
                                                                   -------------        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in federal funds purchased
           and securities sold under agreements to repurchase         (1,036,703)             535,790              502,074
         Net increase (decrease) in demand, money market and
           savings accounts                                            7,096,301           (8,921,263)          14,042,136
         Time deposits accepted, net of repayments                    17,753,553            5,503,590              434,896

         Proceeds from exercise of stock options and
           warrants                                                       60,000                  -                 30,030
         Cash dividends paid                                            (152,360)            (121,288)             (60,644)
                                                                   -------------        -------------        -------------

                 NET CASH PROVIDED (USED) BY FINANCING
                   ACTIVITIES                                         23,720,791           (3,003,171)          14,948,492
                                                                   -------------        -------------        -------------




                                   CONTINUED





  The accompanying notes are an integral part of these consolidated financial statements.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                               For the years ended December 31,
                                                                   -------------------------------------------------------
                                                                        1995                 1994                1993
                                                                   -------------        -------------        -------------
NET INCREASE (DECREASE) IN BEGINNING AND CASH EQUIVALENTS              3,077,842           (3,321,318)             206,149
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         2,774,407            6,095,725            5,889,576
                                                                   -------------        -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   5,852,249        $   2,774,407        $   6,095,725
                                                                   =============        =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
       Interest                                                    $   1,986,011        $   1,475,440        $   1,286,380
                                                                   =============        =============        =============
       Income taxes                                                $     508,650        $     556,932        $     192,000
                                                                   =============        =============        =============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING
       ACTIVITIES:
       Acquisition of real estate in settlement of loans           $         -          $     171,520        $     490,056
                                                                   =============        =============        =============
       Transfer of investment securities to available for
         sale                                                      $         -          $         -          $  12,276,108
                                                                   =============        =============        =============






  The accompanying notes are an integral part of these consolidated financial statements.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         The accounting and reporting policies of Fayette County Bancshares, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the market valuation reserve on investment securities available for sale, the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate, the decline in market value of investment securities available for sale is temporary, and the valuation of other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and valuation of other real estate. Such agencies may require additions to the allowance or valuation adjustments to other real estate based on their judgments about information available to them at the time of their examination.


BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Fayette County Bancshares, Inc. (Parent Company) and its wholly-owned subsidiary, Fayette County Bank (Bank), collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS

         The Bank purchases certificates of deposit from various financial institutions. These certificates are in the amount of $100,000 or less and are, therefore, fully insured by the Federal Deposit Insurance Corporation.

         Interest-bearing deposits are reported at cost. Interest income is recognized based on the simple interest method for principal amounts outstanding.


INVESTMENT SECURITIES

         Investment securities which management has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount. Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect. Other investments are reported at cost and, accordingly, earnings are reported when interest is accrued or when dividends are received.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective-yield method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective-yield method over the period to maturity of the related securities taking into consideration assumed prepayment patterns.

         Gains or losses on disposition are computed by the specific identification method for all securities.


LOANS

         Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on all loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of SBA loans are deferred and recognized as income when all conditions of the sale have been met. Interest income on impaired loans is recognized using primarily the interest income method.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 (SFAS 114) on accounting by creditors for impairment of a loan. SFAS 114, as amended by SFAS 118, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's fair value if the loan is collateral dependent. The provisions of SFAS 114 were effective for the Company beginning in 1995. The adoption did not have a significant adverse effect on the Company.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.


PREMISES AND EQUIPMENT

         Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income. For Federal tax reporting purposes, depreciation is computed using primarily accelerated methods.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)



OTHER REAL ESTATE

         Other real estate represents property acquired through foreclosure or in settlement of loans and is reported at the lower of cost or fair value less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged against the current period's operations.


INTANGIBLE ASSETS

         Intangible assets include amounts for goodwill, deposit assumption premium, and premium for purchased credit card loans. Goodwill and the deposit assumption premium are being amortized over 14 years, the estimated average life of the deposit base acquired, using the straight-line method. The premium for credit card loans is being amortized on the straight-line basis over seven years, the estimated life of the portfolio.


INCOME TAXES

         The tax effect of transactions is recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company files its income tax returns on a consolidated basis.


PENDING ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to implement SFAS 121 by December 31, 1996. The provisions of SFAS 121 will require the Company to review long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption is not expected to have a significant impact on the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Mortgage Servicing Rights," as an amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption is not expected to have a significant impact on the Company.


EARNINGS PER SHARE

         Earnings per share has been computed based on the weighted average number of common shares outstanding during the period, which totaled 610,130, 606,440 and 605,940 shares in 1995, 1994 and 1993, respectively. Stock options and warrants, as described in Note J, are considered to be common stock equivalents for purposes of calculating earnings per share. The effect of including these common stock equivalents in the earnings per share calculations for each of the three years in the period ended December 31, 1995 is anti-dilutive.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)



FINANCIAL INSTRUMENTS

         In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note N):

         Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates fair value.

         Interest-bearing deposits--The carrying amount of interest-bearing deposits approximates fair value.

         Investment securities--The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

         Loans--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposits--The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

         Short-term borrowings--The carrying amount of federal funds purchased and other short- term borrowings maturing within 30 days approximates fair value.

         Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

         Off-balance-sheet instruments--Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrowers' credit standing.


CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

NOTE B - CASH AND DUE FROM BANKS

         A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement for the years ended December 31, 1995 and 1994 was approximately $450,000 and $401,000, respectively. The Bank maintained cash balances which were adequate to meet this requirement.


NOTE C - INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities held to maturity are as follows at December 31:

                                                                               1995
                                          -----------------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized             Market
                                                Cost                 Gains              Losses               Value
                                          ----------------       -------------       -------------       --------------
States and political subdivisions         $      1,858,720       $      11,140       $       8,351       $    1,861,509
                                          ================       =============       =============       ==============


                                                                               1994
                                          -----------------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized             Market
                                                Cost                 Gains              Losses               Value
                                          ----------------       -------------       -------------       --------------
States and political subdivisions         $      1,858,537       $         -         $     154,930       $    1,703,607
                                          ================       =============       =============       ==============

         The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:

                                                                               1995
                                          -----------------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized             Market
                                                Cost                 Gains              Losses               Value
                                          ----------------       -------------       -------------       --------------
U.S. Treasury securities                  $      1,254,124       $       9,470       $         -         $    1,263,594
U.S. Government agencies and                     5,704,379              35,167              36,250            5,703,296
  corporations
Mortgage-backed securities                       4,079,081                 871             155,422            3,924,530
                                          ----------------       -------------       -------------       --------------
                                          $     11,037,584       $      45,508       $     191,672       $   10,891,420
                                          ================       =============       =============       ==============


                                                                               1994
                                          -----------------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized             Market
                                                Cost                 Gains              Losses               Value
                                          ----------------       -------------       -------------       --------------
U.S. Treasury securities                  $      1,259,037       $         -         $      21,224       $    1,237,813
U.S. Government agencies and                     7,862,249                  47             310,162            7,552,134
  corporations
Mortgage-backed securities                       4,117,718                 -               343,672            3,774,046
States and political subdivisions                   40,000                 -                    70               39,930
                                          ----------------       -------------       -------------       --------------
                                          $     13,279,004       $          47       $     675,128       $   12,603,923
                                          ================       =============       =============       ==============

         Other investments at December 31, 1995, consist of stock in the Federal Home Loan Bank of Atlanta.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE C - INVESTMENT SECURITIES (Cont'd)

         The net unrealized loss on available for sale securities at December 31, 1995 and 1994, net of the related deferred taxes of $49,696 and $229,528, is $96,468 and $445,554, respectively, and is included as a separate component of stockholders' equity.

         The investment securities classified as available for sale at December 31, 1995, with a market value of approximately $10,891,000, consist of Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed pools and collateralized mortgage obligations which have floating-rate yields with caps on the yields. Approximately $5,402,000 of these securities are derivative securities. These securities have stated maturities ranging from 1996 through 2024 and have a current weighted-average net yield of 4.74%. The market value of these securities is generally affected positively by declining interest rates and negatively by increasing interest rates. In addition, the market value increases or decreases based on supply and/or demand for a particular type of security and various other factors. Presently, the market value of these securities is volatile due to the above interest and market factors.

         The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.

                                                 Investment Securities                     Investment Securities
                                                   Held to Maturity                         Available for Sale
                                          -----------------------------------        ---------------------------------
                                              Amortized            Market              Amortized            Market
                                                Cost                Value                Cost               Value
                                          ----------------      -------------        -------------     ---------------
Due in one year or less                   $        200,000      $     200,224        $   2,501,999     $     2,502,187
Due after one year through five years               95,000             95,000            3,956,166           3,972,047
Due after five years through ten                 1,303,733          1,302,894              500,338             492,656
years
Due after ten years                                259,987            263,391            4,079,081           3,924,530
                                          ----------------      -------------        -------------     ---------------
                                          $      1,858,720      $   1,861,509        $  11,037,584     $    10,891,420
                                          ================      =============        =============     ===============

         There were no sales of investment securities in 1995. Proceeds from sales of investment securities available for sale during 1994 and 1993 were $4,182,800 and $4,120,707, respectively, with gross gains of $27,663 and $28,461 and gross losses of $127,545 and $12,525 realized on those sales. Maturities of investment securities available for sale during 1995, 1994 and 1993 were $5,971,418, $1,981,332 and $6,207,153, respectively, with gross gains of $32, $55 and $55,733 and gross losses of $0, $1,299 and $15,988 realized on those transactions.

         Investment securities with amortized costs of approximately $500,000 and $1,512,000 and market values of approximately $501,000 and $1,458,000 at December 31, 1995 and 1994, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

         At December 31, 1995, the Bank has no outstanding off-balance-sheet derivative financial instruments such as swaps, options, futures or forward contracts.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================



NOTE D - LOANS

         Major classifications of loans are as follows at December 31:

                                                                                   1995                    1994
                                                                             ----------------         --------------
Commercial, financial and agricultural                                       $     13,352,445         $   11,034,220
Real estate - commercial                                                           19,508,647              6,914,045
Real estate - individual                                                           13,533,383             10,035,689
Real estate - construction                                                         14,000,093              7,759,806
Installment and single payment individual                                           5,413,624              4,733,431
Credit cards                                                                        1,635,306              1,916,232
Other                                                                                 396,491                  3,866
                                                                             ----------------         --------------
         Total loans                                                               67,839,989             42,397,289
Net deferred loan fees                                                                (68,639)                13,387
                                                                             ----------------         --------------
         Loans, net of deferred loan fees                                    $     67,771,350         $   42,410,676
                                                                             ================         ==============

         Substantially all loans are made to borrowers in the Bank's primary market area of Fayette, Coweta and Fulton counties. At December 31, 1995 and 1994, the Bank had approximately $47,000,000 and $25,000,000, respectively, of its portfolio secured by real estate.

         Nonaccrual and restructured loans totaled $118,130 and $668,588 at December 31, 1995 and 1994, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $2,000 and $5,000 higher in 1995 and 1994, respectively. Interest income recognized on these loans totaled approximately $1,000 and $54,000, respectively.

         At December 31, 1995, the Bank has approximately $1,013,000 in loans which are impaired under SFAS 114. The allowance for loan losses related to these loans is approximately $247,000. The average balance outstanding on these loans during the year was approximately $1,017,000.

         The following is a summary of transactions in the allowance for loan losses for the years ended December 31:

                                                              1995                   1994                  1993
                                                        ----------------       ----------------       --------------
Balance, beginning of year                              $        715,230       $        832,938       $      838,897
Provision charged to expense                                     335,000                 92,000              411,815
Loans charged off                                               (170,909)              (244,549)            (421,774)
Recoveries of loans previously charged off                        38,715                 34,841                4,000
                                                        ----------------       ----------------       --------------
Balance, end of year                                    $        918,036       $        715,230       $      832,938
                                                        ================       ================       ==============


NOTE E - PREMISES AND EQUIPMENT

         Premises and equipment are comprised of the following at December 31:

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE E - PREMISES AND EQUIPMENT

                                                                                  1995                 1994
                                                                             --------------       -------------
Land                                                                         $      900,187       $     887,130
Buildings                                                                         2,051,185           2,035,823
Furniture, fixtures and equipment                                                 1,141,487           1,092,317
Other                                                                                   -                   -
                                                                             --------------       -------------
                                                                                  4,092,859           4,015,270
Less:  Accumulated depreciation                                                    (826,455)           (662,003)
                                                                             --------------       -------------
         Premises and equipment, net                                         $    3,266,404       $   3,353,267
                                                                             ==============       =============

         The charge to operating expense for depreciation totaled $189,228, $203,817 and $160,744 in 1995, 1994 and 1993, respectively.


NOTE F - SHORT-TERM BORROWINGS

         The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $2,500,000 at December 31, 1995. At December 31, 1995 and 1994, $0 and $190,000, respectively, were outstanding under these lines. The maximum and average amounts of federal funds purchased during 1995 and 1994 were approximately $4,000,000 and $101,000, respectively, for 1995 and $570,000 and $72,000, respectively, for 1994. The maximum outstanding amount is greater than $2,500,000 due to a temporary increase in an existing federal funds line with a correspondent bank. The average interest rate paid on the federal funds purchased in 1995 and 1994 was 6.54% and 4.76%, respectively.

         At December 31, 1995 and 1994, the Bank had outstanding securities sold under agreements to repurchase of $1,161 and $847,864, respectively. The maximum and average amounts of securities sold under agreements to repurchase during 1995 and 1994 were approximately $848,000 and $140,000, respectively, for 1995 and $955,000 and $403,000, respectively, for 1994. The average interest rate paid on the securities sold under agreements to repurchase in 1995 and 1994 was 4.20% and 2.52%, respectively.

         The Bank also has established a $12,000,000 repurchase agreement with a correspondent bank. In the event that the Bank receives advances under this agreement, investment securities of the Bank will be pledged as collateral. There has been no activity under this agreement during 1995 or 1994.


NOTE G - INCOME TAXES

         The following are the components of income tax expense as provided for the years ended December 31:

                                                       1995                      1994                      1993
                                                 ----------------          ----------------           --------------
Current income tax provision                     $        502,019          $        323,818           $      344,034
Deferred income tax provision (benefit)                    59,456                    48,418                  (18,670)
                                                 ----------------          ----------------           --------------
                                                 $        561,475          $        372,236           $      325,364
                                                 ================          ================           ==============

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================


         A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows for the years ended December 31:


NOTE G - INCOME TAXES

                                                                  1995                 1994                  1993
                                                              -----------          ------------           ----------
Pretax income                                                 $ 1,583,722          $  1,167,610           $  904,477
                                                              ===========          ============           ==========
Income taxes computed at Federal statutory tax rate           $   538,465          $    396,987           $  307,522
Increase (decrease) resulting from:
         Tax-exempt interest income                               (29,079)              (28,438)              (9,571)
         Nondeductible interest expense                             7,624                 3,135                4,868
         State income taxes                                        35,831                30,192                  -
         Other, net                                                 8,634               (29,640)              22,545
                                                              -----------          ------------           ----------
                                                              $   561,475          $    372,236           $  325,364
                                                              ===========          ============           ==========

         The following summarizes the tax effects of temporary differences which comprise the net deferred tax assets at December 31:

                                                                                          1995               1994
                                                                                       ----------         ----------
Reserve for loan losses                                                                $  240,150         $  200,293
Intangible assets                                                                         (78,173)           (72,884)
Accumulated depreciation                                                                 (113,113)           (88,091)
Deferred loan fees                                                                         26,083             (5,053)
Other real estate                                                                          14,770             88,287
Capital losses                                                                             30,742             45,281
Market valuation reserve                                                                   49,696            229,528
Other, net                                                                                (10,468)             1,614
                                                                                       ----------         ----------
                                                                                       $  159,687         $  398,975
                                                                                       ==========         ==========

         The Company adopted Statement of Financial Accounting Standards No. 109 as of January 1, 1993. The cumulative effect on prior years of this change in accounting principles increased net income in 1993 by $26,818 and is reported separately in the consolidated statement of income.


NOTE H - EMPLOYEE BENEFIT PLAN

         The Bank has established a contributory profit sharing plan which is available to substantially all employees subject to certain age and service requirements. Contributions to the plan are determined annually by the Board of Directors. The Bank contributed $16,920 to the plan in 1995, $8,341 in 1994 and $6,589 in 1993.


NOTE I - RELATED PARTY TRANSACTIONS

         As of December 31, 1995 and 1994, the Bank had direct and indirect loans which aggregated $1,528,606 and $1,400,554, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors, and their related interests. During 1995, $649,798 of such loans were made and repayments totaled $521,746. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================


NOTE J - STOCKHOLDERS' EQUITY

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk- based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                   1995
                                                        -----------------------------------------------------------
                                                                Required                            Actual
                                                             Amount (Ratio)                     Amount (Ratio)
                                                        -----------------------            ------------------------
Tier 1 Capital (to Average Assets)                      $     3,673,397       4%           $    7,613,050       8.3%
Tier 1 Capital (to Risk Weighted Assets)                $     2,877,813       4%           $    7,613,050      10.6%
Total Capital (to Risk Weighted Assets)                 $     5,755,626       8%           $    8,512,406      11.8%


                                                                                   1994
                                                        -----------------------------------------------------------
                                                                Required                            Actual
                                                             Amount (Ratio)                     Amount (Ratio)
                                                        -----------------------            ------------------------
Tier Capital (to Average Assets)                        $     2,601,881       4%           $    6,435,211      10.0%
Tier 1 Capital (to Risk Weighted Assets)                $     2,516,320       4%           $    6,435,211      10.2%
Total Capital (to Risk Weighted Assets)                 $     5,032,640       8%           $    7,150,440      11.4%

         Management believes, as of December 31, 1995, that the Bank meets all capital requirements to which it is subject.

         The Parent Company's primary source of funds is the receipt of dividends from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 1995, total stockholder's equity of the Bank was $8,179,722 of which approximately $405,000 was available for dividends without prior approval or violation of regulatory capital requirements.

         Shares of preferred stock may be issued from time to time in one or more series, as may be established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, distinctive designation or title, voting powers, preferences, special rights and restrictions as determined by the Board. The Board is also further authorized to increase or decrease the number of shares of any series subsequent to the issuance of shares of that series.

         Each director involved in the organization of the Company was granted one warrant to purchase one share of the Company's common stock for each share purchased at inception. The warrants were exercisable at any time within four years following the incorporation of the Company at a price equal to the greater of $10 per share or the then current book value of the common stock. A total of 3,000 warrants were exercised in 1993 for total proceeds of $30,030. All remaining warrants expired at December 31, 1993.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE J - STOCKHOLDERS' EQUITY (Cont'd)

         The Company granted a total of 15,000 common stock options to a former executive. The options were granted at the rate of 3,000 per year through January 3, 1994. The option price is the greater of book value per share or the initial offering price of $10 per share. Each option must be exercised within five years of the grant date. Summarized information related to these options is as follows at December 31:

                                                                                      1995            1994
                                                                                     ------          ------
              Outstanding, beginning of year                                         14,000          11,000
              Granted during year                                                       -             3,000
              Exercised during year at $10 per share                                 (6,000)            -
              Expired during year                                                       -               -
                                                                                     ------          ------
              Outstanding, end of year                                                8,000          14,000
                                                                                     ======          ======

         During 1995, the Company's stockholders approved a stock option plan which allows for a total of 98,000 options to be granted to directors and executive officers. A total of 64,000 shares have been granted to directors with an exercise price of $11.31 per share. The options vest over a five-year period and expire in 2004. A total of 16,600 shares have been granted to executive officers with an exercise price of $12.26 per share. These options also vest over a five-year period and expire in 2005. Summarized information related to these options is as follows at December 31:

                                                                                                  1995
                                                                                                 ------
Outstanding, beginning of year                                                                      -
Granted during year                                                                              80,600
Exercised during year                                                                               -
Forfeited during year                                                                            (1,200)
Expired during year                                                                                 -
                                                                                                 ------
                                                                                                 79,400
                                                                                                 ======


NOTE K - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on- balance-sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1995 and 1994, total commitments to extend credit were approximately $12,177,000 and $8,176,000, respectively, in unfunded loan commitments and $6,492,000 and $6,081,000, respectively, in available credit card advances. The Bank's experience has been that approximately 60% of loan commitments are drawn upon by customers.

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================


NOTE K - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (Cont'd)

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1995 and 1994, commitments under standby letters of credit aggregated approximately $28,000 and $33,200, respectively. In 1995, the Bank was required to perform on a standby letter of credit totaling approximately $16,000. The Bank was not required to perform on any standby letters of credit in 1994.

         The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties on those commitments for which collateral is deemed necessary.


NOTE L - DEPOSIT CONCENTRATIONS

         At December 31, 1995 and 1994, the Bank had approximately $14,607,000 and $5,973,000, respectively, in deposits from two customers and their related entities.

NOTE M - SUPPLEMENTAL FINANCIAL DATA

         Components of other expense in excess of 1% of total interest and other income for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                       1995               1994              1993
                                                                   -----------        -----------        -----------
  Printing and supplies                                            $    57,160        $    57,160        $    72,272
  Credit card processing                                           $    43,371        $    54,637        $    61,758
  Advertising and business development                             $    52,903        $    52,250        $    36,928
  FDIC assessment                                                  $   113,654        $   150,897        $   114,922
  Insurance premiums on loans                                      $    75,958        $    72,843        $    20,451
  Director fees                                                    $    84,600        $    66,481        $    39,940

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows at December 31:

                                                                                               1995
                                                                              -------------------------------------
                                                                                                        Estimated
                                                                                 Carrying                 Fair
                                                                                  Value                   Value
                                                                              --------------         --------------
   Financial assets:
     Cash and cash equivalents                                                $    5,852,249         $    5,852,249
     Interest-bearing deposits                                                       195,000                195,000
     Investment securities held to maturity                                        1,858,720              1,861,509
     Investment securities available for sale                                     10,891,420             10,891,420
     Other investments                                                               251,000                251,000
     Loans                                                                        67,771,350             67,885,000
     Accrued interest receivable                                                     700,771                700,771

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

   NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS (Cont'd)

   Financial liabilities:
     Noncontractual deposits                                                  $   40,947,913         $   40,947,913
     Contractual deposits                                                         40,488,963             40,628,000
     Short-term borrowings                                                             1,161                  1,161
     Accrued interest payable                                                      1,169,413              1,169,413

   Off-balance-sheet instruments:
     Undisbursed credit lines                                                                        $   12,194,048
     Available credit card advances                                                                       6,501,089
     Standby letters of credit                                                                               28,039


NOTE O - CONDENSED FINANCIAL INFORMATION OF FAYETTE COUNTY BANCSHARES, INC.


                            CONDENSED BALANCE SHEETS
                                 (Parent Only)

                                                                                       December 31,
                                                                        ------------------------------------------
                                                                               1995                    1994
                                                                        ------------------      ------------------
                                 ASSETS
   Cash on deposit with subsidiary                                      $           15,575      $          186,547
   Investment in subsidiary                                                      8,083,254               6,656,145
   Other assets                                                                     39,036                  17,363
                                                                        ------------------      ------------------

         TOTAL ASSETS                                                   $        8,137,865      $        6,860,055
                                                                        ==================      ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
      Dividends payable                                                 $            2,262      $            3,425
                                                                         -----------------      ------------------

   STOCKHOLDERS' EQUITY

   Common stock                                                                    612,440                 606,440
   Surplus                                                                       5,561,016               5,507,016
   Retained earnings                                                             2,058,615               1,188,728
   Market valuation reserve on investment securities available for
      sale                                                                         (96,468)               (445,554)
                                                                        ------------------      ------------------

         TOTAL STOCKHOLDERS' EQUITY                                              8,135,603               6,856,630
                                                                        ------------------      ------------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                       $        8,137,865      $        6,860,055
                                                                        ==================      ==================

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE O - CONDENSED FINANCIAL INFORMATION OF FAYETTE COUNTY BANCSHARES, INC. (Cont'd)

                         CONDENSED STATEMENTS OF INCOME
                                 (Parent Only)

                                                                          For the years ended December 31,
                                                              -------------------------------------------------------
                                                                   1995                  1994                1993
                                                              --------------         ------------         -----------
 OPERATING INCOME
  Dividends from subsidiary                                   $       20,000         $    121,288         $    60,644
  Other income                                                           651                   49               1,958
                                                              --------------         ------------         -----------
    TOTAL OPERATING INCOME                                            20,651              121,337              62,602
                                                              --------------         ------------         -----------

 OPERATING EXPENSE
  Amortization of organization costs                                     -                  5,772               6,929
  Depreciation of premises                                               -                    722               1,731
  Other expense                                                      115,462               17,468               6,291
                                                              --------------         ------------         -----------
    TOTAL OPERATING EXPENSE                                          115,462               23,962              14,951
                                                              --------------         ------------         -----------

 INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF SUBSIDIARY                              (94,811)              97,375              47,651

 INCOME TAX BENEFIT                                                   39,036                9,571               4,672
                                                              --------------         ------------         -----------

 INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                                        (55,775)             106,946              52,323

 EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                                      1,078,022              688,428             553,608
                                                              --------------         ------------         -----------

 NET INCOME                                                   $    1,022,247         $    795,374         $   605,931
                                                              ==============         ============         ===========

                        FAYETTE COUNTY BANCSHARES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE O - CONDENSED FINANCIAL INFORMATION OF FAYETTE COUNTY BANCSHARES, INC. (Cont'd)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Parent Only)

                                                                           For the years ended December 31,
                                                                 ---------------------------------------------------
                                                                     1995               1994                 1993
                                                                 ------------        -----------         -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  1,022,247        $   795,374         $   605,931
   Equity in undistributed earnings of subsidiary                  (1,078,022)          (688,428)           (553,608)
   Amortization of organization costs                                     -                5,772               6,929
   Depreciation of premises                                               -                  722               1,731
   Increase in other assets                                           (21,673)            (9,571)             (3,672)
   Increase (decrease) in other liabilities                            (1,164)               213               3,212
                                                                 ------------        -----------         -----------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (78,612)           104,082              60,523
                                                                 ------------        -----------         -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of premises                                                       -               68,098                 -
                                                                 ------------        -----------         -----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                              -               68,098                 -
                                                                 ------------        -----------         -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options and warrants                60,000                -                30,030
   Dividends paid                                                    (152,360)          (121,288)            (60,644)
                                                                 ------------        -----------         -----------
      NET CASH USED BY FINANCING ACTIVITIES                           (92,360)          (121,288)            (30,614)
                                                                 ------------        -----------         -----------

  NET INCREASE (DECREASE) IN CASH                                    (170,972)            50,892              29,909

  CASH, BEGINNING OF YEAR                                             186,547            135,655             105,746
                                                                 ------------        -----------         -----------

  CASH, END OF YEAR                                              $     15,575        $   186,547         $   135,655
                                                                 ============        ===========         ===========