Form 10QSB
period 1996-03-31
FAYETTE COUNTY BANCSHARES INC /GA/
filed 1996-05-15
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

 X     Quarterly report under Section 13 of 15 (d) of the Securities Exchange
- ----   Act of 1934 for the quarterly period ended March 31, 1996

       Transition report under Section 13 or 15 (d) of the Exchange Act for the
- ----   transition period from _____ to ______

                         COMMISSION FILE NUMBER 0-18827
                                                -------

                        FAYETTE COUNTY BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)



                            Georgia                                                 58-1835725
- ---------------------------------------------------------------     --------------------------------------------
 (State or other Jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)



          300 Peachtree Parkway South, Peachtree City, Georgia   30269
          ------------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (770) 631-2265
                                                         --------------

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
   -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                    Outstanding at May 10, 1996
- -----------------------------                        ---------------------------
Common Stock, $1.00 Par Value                               612,440 shares


Transitional Small Business Disclosure Format:
Yes        No   x
   -----      -----

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The following financial statements are provided for Fayette County Bancshares, Inc. and subsidiary:

     A.  Consolidated Balance Sheets as of March 31, 1996 and December 31,
     1995.

     B. Consolidated Statements of Operations for the three month periods ended March 31, 1996 and 1995.

     C. Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995.

     D.  Notes to Consolidated Financial Statements.

                 FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                               March 31,           December 31,
                                                                              ---------------------------------
                                                                                  1996                 1995
                                                                              ----------        ---------------
                               ASSETS
Cash and due from banks                                                       $  3,554,735           $ 2,972,249
Federal funds sold                                                               5,710,000             2,880,000
Interest-bearing deposits in other financial institutions                          195,000               195,000
Investment securities held to maturity (market value of $1,861,509
  and $1,643,049, respectively)                                                  1,658,877             1,858,720
Investment securities available for sale                                        13,124,465            10,891,420
Other investments                                                                  273,200               251,000

Loans, net of deferred loan fees                                                72,163,188            67,771,350
Less:  Allowance for loan losses                                                   962,718               918,036
                                                                              ------------           -----------
  Loans, net                                                                    71,200,470            66,853,314

Premises and equipment, net                                                      3,219,942             3,266,404
Other real estate                                                                   68,931                68,931
Accrued interest receivable                                                        651,880               700,771
Intangible assets, net of accumulated amortization of $465,833 and
  $441,369, respectively                                                           544,166               568,631
Other assets                                                                       611,214               426,163
                                                                              ------------           -----------
TOTAL ASSETS                                                                  $100,812,880           $90,932,603
                                                                              ============           ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest-bearing demand                                                 $ 15,650,955           $13,650,114
  Interest-bearing demand and money market                                      22,005,178            21,964,114
  Savings                                                                        6,002,146             5,333,685
  Time deposits of $100,000 or more                                             16,671,158            12,301,137
  Other time deposits                                                           30,789,754            28,187,826
                                                                              ------------           -----------
  TOTAL DEPOSITS                                                                91,119,191            81,436,876
Federal funds purchased and securities sold under agreements to
repurchase                                                                          -0-                    1,161
Accrued interest payable                                                           945,144             1,169,413
Other liabilities                                                                  531,550               189,550
                                                                              ------------           -----------
      TOTAL LIABILITIES                                                         92,595,885            82,797,000
                                                                              ------------           -----------
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value:
  5,000,000 shares authorized, no shares issued and outstanding                     -0-                   -0-
Common stock - $1.00 par value:
  5,000,000 shares authorized, 612,440 shares issued and outstanding               612,440               612,440
Surplus                                                                          5,561,016             5,561,016
Retained earnings                                                                2,148,212             2,058,615
Market valuation reserve on investment securities available for sale              (104,673)              (96,468)
                                                                              ------------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                                 8,216,995             8,135,603
                                                                              ------------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $100,812,880           $90,932,603
                                                                              ============           ===========

See Notes to Consolidated Financial Statements.

                 FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                    For the Three Months Ended March 31,
                                                                    ------------------------------------
                                                                           1996                1995
                                                                    -----------------  -----------------
INTEREST INCOME
Loans, including fees                                                   $1,889,704          $1,193,685
Investment securities:
  Taxable Securities                                                       180,273             204,995
  Tax Exempt Securities                                                     20,795              21,509
Federal funds sold                                                          52,834              53,390
Interest-bearing deposits in other financial institutions                    2,654               3,101
                                                                        ----------          ----------
  TOTAL INTEREST INCOME                                                  2,146,260           1,476,680
                                                                        ----------          ----------
INTEREST EXPENSE
Interest-bearing demand and money market                                   163,839             130,552
Savings                                                                     34,005              29,709
Time deposits                                                              673,314             329,603
Federal funds purchased and securities sold under agreement to
  repurchase                                                                   512               7,288
                                                                        ----------          ----------
  TOTAL INTEREST EXPENSE                                                   871,670             497,152
                                                                        ----------          ----------
    NET INTEREST INCOME                                                  1,274,590             979,528

PROVISION FOR LOAN LOSSES                                                  120,000              35,000
                                                                        ----------          ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      1,154,590             944,528
                                                                        ----------          ----------
OTHER INCOME
    Service charges on deposit accounts                                    113,311              89,714
    Investment securities gains (losses), net                                 (967)                  5
    Gains on sales of SBA loans                                              -0-                 -0-
    Other income                                                            20,152                 470
                                                                        ----------          ----------
    TOTAL OTHER INCOME                                                     132,496              90,189
                                                                        ----------          ----------
OTHER EXPENSE
    Salaries and wages                                                     403,810             305,972
    Net occupancy expense                                                  107,270             100,829
    Other expense (NOTE B)                                                 327,976             293,604
                                                                        ----------          ----------
    TOTAL OTHER EXPENSE                                                    839,056             700,405
                                                                        ----------          ----------
    INCOME BEFORE INCOME TAX EXPENSE                                       448,030             334,312

    INCOME TAX EXPENSE                                                     174,700             129,700
                                                                        ----------          ----------
    NET INCOME                                                          $  273,330          $  204,612
                                                                        ==========          ==========
    NET INCOME PER SHARE - (NOTE C)                                     $     0.45          $     0.34
                                                                        ==========          ==========
    WEIGHTED AVG NUMBER OF SHARES OUTSTANDING                              612,440             608,440
                                                                        ==========          ==========

See Notes to Consolidated Financial Statements

                FAYETTE COUNTY BANCSHARES, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                 1996             1995
                                                             -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $  273,330      $   204,612
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Amortization of intangibles                                  24,464           24,464
    Depreciation, amortization and accretion                     45,268           48,130
    Provision for loan losses                                   120,000           35,000
    Securities gains, net                                           967               (5)
    Change in:
      (Increase) decrease in interest receivable                 48,891           26,770
      Increase (Decrease) in interest payable                  (224,269)         121,267
      (Increase) decrease in other assets                      (180,825)        (113,277)
      Increase (Decrease) in other liabilities                  342,000          118,414
                                                             ----------      -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                     449,826          465,375
                                                             ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits
    with other banks                                              -0-            100,000
  Purchases of investment securities available for sale      (5,734,047)      (1,461,721)
  Purchases of other investments                                (22,200)           -0-
  Proceeds from sales of investment securities
    available for sale                                        1,239,523            7,083
  Proceeds from maturities of investment securities             200,000            -0-
  Proceeds from maturities of investment securities
    available for sale                                        2,250,000           40,000
  Net (increase) decrease in loans                           (4,467,156)      (1,822,749)
  Purchase of bank premises and equipment                          (882)         (30,279)
                                                             ----------      -----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (6,534,762)      (3,167,666)
                                                             ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Federal Funds purchased
      and securities sold under agreements to repurchase         (1,161)      (1,037,478)
  Net increase (decrease) in demand and savings
      deposits                                                2,710,366        8,345,622
  Net increase (decrease) in time deposits                    6,971,949        7,897,370
  Proceeds from Stock Sales                                      -0-              30,000
  Cash Dividend Payment                                        (183,732)          -0-
                                                             ----------      -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   9,497,422       15,235,514
                                                             ----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     3,412,486       12,533,223
                                                             ==========      ===========
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              5,852,249        2,774,407
                                                             ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $9,264,735      $15,307,360
                                                             ==========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
    Interest                                                 $1,095,939      $   375,885
                                                             ==========      ===========
    Income Taxes                                             $   -0-         $    -0-
                                                             ==========      ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
    Acquisition of real estate in settlement of loans        $   66,097      $    -0-
                                                             ==========      ===========

                 FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A

     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122). "Mortgage Servicing Rights," as an amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption is not expected to have a significant impact on the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation." The Company is required to implement SFAS 123 in 1996. SFAS 123 establishes a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. The adoption of SFAS 123 is not expected to have a significant impact on the Company.


NOTE B

     SUPPLEMENTAL FINANCIAL DATA
Components of other operating expense in excess of 1% of total interest and other income for the periods ended March 31, 1996 and 1995 are as follows:


                                   1996         1995
                                   ----         ----
Printing and supplies          $  22,821    $  21,732
Data Processing fees              65,997       28,690
FDIC assessment                     -          36,495
Director fees                     29,000       21,150
Amortization of intangibles       24,464       24,464
Postage                             -          19,445



NOTE C

     EARNINGS PER SHARE
Earnings per share have been computed on the weighted average number of common shares outstanding during the period.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS




                             RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 1996

Fayette County Bancshares, Inc. (the "Company"), reported net income of $273,330 for the first quarter of 1996, a 33.58% increase as compared to $204,612 for the same period in 1995. Net earnings per share for the first quarter of 1996 and 1995 were $.45 and $.34, respectively. The increase in net income is primarily attributable to the increase in interest income including fees from loans. Total assets increased $9,880,277 to $100,812,880 between December 31, 1995 and March 31, 1996, an increase of 10.87%.

The return on average assets for the Company was 1.19% for the three month period ended March 31, 1996, as compared to 1.26% for the same period last year. The return on average shareholders' equity increased for the first three months of 1996 to 13.91% as compared to 13.11% for the first three months of 1995. Book value at March 31, 1996, was $13.42, an increase of $.14 from December 31, 1995.

Deposits grew $9,682,315 from December 31, 1995, an increase of 11.89%, to $91,119,191. Noninterest bearing demand deposits accounted for $2,000,841 of
this increase, or 14.66%.   Time deposits over $100,000 increased $4,370,021 to
$16,671,158, at March 31, 1996. Deposit growth is attributed to Fayette County Bank (the "Bank") increasing its rates on time deposits in order to attract more deposits to fund loan demand. Loans, net of the allowance for loan losses, increased $4,347,156 during the three month period ended March 31, 1996. The Bank continues to experience increases in loan demand since the hiring of two senior lending officers from two local financial institutions during the second quarter of 1995. Management believes that most of these additional deposits are with individuals and businesses within the Bank's local market area and with whom or which the Bank has had consistent deposit relationships. The Bank does not solicit brokered deposits. However, because these additional deposits resulted from the Bank's decision to increase its rates on deposits, management believes that these deposit relationships may not remain with the Bank if the Bank does not continue to pay market or above market rates on the deposits.

Deposit funds in excess of those needed to support loan growth were allocated to purchases of investment securities and to federal funds sold, which increased from $2,880,000 at December 31, 1995 to $5,710,000 at March 31, 1996.
Investment securities available-for-sale increased $2,233,045 during the first quarter of 1996. The Statement of Cash Flows shows the Bank had $3,489,523 in available-for-sale securities to be sold or mature during the first quarter of 1996, while the Bank purchased $5,734,047 of available-for-sale securities. The Bank also had one held-to-maturity security to mature during the first quarter of 1996 in the amount of $200,000.

The Bank's increase in earning assets, coupled with the faster repricing of earning assets than interest-bearing liabilities in an increasing interest rate environment, resulted in an increase in the Company's net interest income for the first three months of 1996 as compared to the first three months of 1995. Net interest income for the three month period ended March 31, 1996, increased 30.12% to $1,274,590, as compared to $979,528 for the same period in 1995. The interest margin for the first three months of 1996 declined only slightly to 5.90%, as compared to 5.99% for the same three month period in 1995.

Other income increased to $132,496, from $90,189, for the three month periods ended March 31, 1996 and 1995, respectively. Service charges on deposit accounts increased to $113,311, up $23,597 or 26.31% from $89,714 during the first quarter of 1996, as compared to the same period of 1995. This is primarily attributed to the increase in new accounts during the period. Other miscellaneous income increased to $20,152, compared to $470 for the three month periods ended March 31, 1996 and 1995, respectively. This increase is due to the closing of the Bank's permanent mortgage department during 1995.

Other expenses increased $138,651 to $839,056, from $700,405, for the three month periods ended March 31, 1996 and 1995, respectively. Salaries and employee benefits accounted for approximately $98,000 of this increase. Management attributes this increase to the addition of two senior lending officers and support staff brought on during the second quarter of 1995 as well as salary increases given at the beginning of 1996.

ASSET QUALITY

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO) declined to 1.45% of total loans and OREO at March 31, 1996, compared to 1.63% at December 31, 1995. This decline is primarily attributable to increases in loans and decreases in non-accrual loans.



                              Nonperforming Assets

                                                                                     March 31,     December 31,
                                                                                       1996           1995
                                                                                   -----------     ------------


Loans on nonaccrual                                                                 $   61,808    $  118,130
Other real estate owned                                                                 68,931        68,931
Restructured/Impaired loans                                                            912,199       912,199
                                                                                    ----------    ----------
    Total non-performing assets                                                     $1,042,938    $1,099,260

Loans 90 days past due                                                              $   82,941    $   19,552

Total nonperforming assets as a percentage of total loans and other real estate           1.45%         1.63%
Loans ninety days past due as a percentage of total loans                                 0.12%         0.03%

The allowance for loan losses at March 31, 1996, increased $44,682 from December 31, 1995, to $962,718. The Bank funded the reserve with $120,000 and had net charge offs of $75,318. The allowance at March 31, 1996, represented 1.34% of total loans compared to 1.36% at December 31, 1995. The allowance at March 31, 1996 represented 98.84% of nonperforming loans (nonaccrual and restructured/impaired) at March 31, 1996, compared to 89.10% of non-performing loans at December 31, 1995.

                  Analysis of the Allowance for Loan Losses at
                                  March 31, 1996




Allowance for loan losses at December 31, 1995             $918,036
                                                           --------
Charge-offs:
  Commercial                                                 50,000
  Real Estate                                                 -0-
  Installment                                                 5,266
  Credit card related                                        23,203
                                                           --------
    Total                                                    78,469

Recoveries:
  Commercial                                                    600
  Real Estate                                                 -0-
  Installment                                                 2,551
  Credit card related                                         -0-
                                                           --------
    Total                                                     3,151

    Net Charge-offs                                          75,318
                                                           --------
Provision charged to income                                 120,000
                                                           --------
Allowance for loan losses at March 31, 1996                $962,718
                                                           ========

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


LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio decreased by 4.82% at March 31, 1996, to 78.14%, as compared to 82.10% at December 31, 1995. This change is a result of the Bank maintaining a level of loan growth below the level of deposit growth. During the first three months of 1996, deposits grew by more than $9.6 million while gross loans increased by approximately $4.4 million. The Bank's liquid assets as a percentage of total deposits were 9.58% at March 31, 1996, compared to 6.66% at December 31, 1995. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 1.01% from December 31, 1995, to $8,216,995 at March 31, 1996. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 7.83% at March 31, 1996, compared to 8.29% at December 31, 1995, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At March 31, 1996, the Bank had a risk-weighted total capital ratio of 11.46%, compared to 11.83% at December 31, 1995, and a Tier 1 risk-weighted capital ratio of 10.21%, compared to 10.58% at December 31, 1994.

INVESTMENT SECURITIES

At March 31,1996, the Bank had $13,124,465 in investment securities available-for-sale and $1,658,877 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $104,673 on March 31, 996.

Investment securities comprised approximately 15% and 14% of the Bank's assets on March 31, 1996 and December 31, 1995, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions.
The Bank, as shown on the cash flows statement, sold $1,239,523 in investment securities available for sale during the first quarter of 1996. Of the securities sold approximately $620,000 were structured notes, leaving $250,000 in the investment portfolio at March 31, 1996, classified as a structured note. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another Bank.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.   Changes in Securities
Not Applicable.

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 5.   Other information
Not applicable.

Item 6.   Exhibits and Report on Form 8-K
a)  Exhibits.
     Exhibit
     Number       Description
     -------      ------------
     3.1(*)       Articles of Incorporation
     3.2(*)       Bylaws
     10.1(**)     Settlement Agreement and Release with Fayette
                   County Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
     10.2(**)     Fayette County Bancshares, Inc. Stock Option
                  Plan.

(*)   Items 3.1 and 3.2 were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form S-18 (Registration No. 33-26658-A) and such documents are incorporated herein by reference.

(**) Items 10.1 and 10.2 were previously filed by the Company as Exhibits 10.5 and 10.6 respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and such documents are incorporated herein by reference.

b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                FAYETTE COUNTY BANCSHARES, INC.
                                                -------------------------------
                                                (Registrant)


Date:  May 12, 1996
                                                -------------------------------
                                                Ira Pat Shepherd,
                                                Principal Executive Officer



Date:  May 12, 1996
                                                -------------------------------
                                                Mark Kearsley,
                                                Principal Financial Officer

                               INDEX TO EXHIBITS



Exhibit                                                                                 Sequential
Number       Description                                                                Page Number
- -------      -----------                                                                -----------

  3.1        Articles of Incorporation of Company (Incorporated by reference to
               Exhibit 3.1  of Registration Statement on Form S-18,
               File No. 33-26658-A).

  3.2        Bylaws of Company (incorporated by reference to Exhibit 3.2 of
               Registration Statement on Form S-18, File No. 33-26658-A).

 10.1        Settlement Agreement and Release with Company and Terry L. Miller as of October 21, 1994, (incorporated by reference to Exhibit 10.5 on the Annual Report on Form 10-K for the year ended December 31, 1994).

 10.2        Company Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K for the year ended December 31, 1994).

                                                                11
