Form 10QSB
period 1996-06-30
FAYETTE COUNTY BANCSHARES INC /GA/
filed 1996-08-20
CIK 837874

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM IO-QSB


 X   Quarterly report under Section 13 of 15 (d) of the Securities Exchange Act
- ---  of 1934 for the quarterly period ended June 30, 1996.
                                            -------------


     Transition report under Section 13 or 15 (d) of the Exchange Act for the
- ---  transition period from          to         .
                            ---------   --------

                       COMMISSION FILE NUMBER 0-18827
                                              -------

                       FAYETTE COUNTY BANCSHARES, INC.

      (Exact name of small business issuer as specified in its charter)

                  Georgia                            58-1835725
                  -------                            ----------

     (State or other Jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


         300 Peachtree Parkway South, Peachtree City, Georgia 30269
         ----------------------------------------------------------

                  (Address of principal executive offices)

        Issuer's telephone number, including area codes (770)631-2265
        -------------------------------------------------------------

                               Not Applicable
                               --------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements, for the past 90
days.   Yes  X     No
            ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                  Outstanding at August 10, 1996
- -----------------------------                     ------------------------------
Common Stock, $1.00 Par Value                                643,062 shares



Transitional Small Business Disclosure Format:
Yes         No
    -----      -----

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      The following financial statements are provided for Fayette County Bancshares, Inc. and subsidiary:

      A.   Consolidated Balance Sheets as of June 30, 1996 and December
           31, 1995.

      B. Consolidated Statements of Operations for the six month periods ended June 30, 1996 and 1995.

      C. Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995.

      D.   Notes to Consolidated Financial Statements.

               FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                    June 30, 1996, and December 31, 1995
                                 (Unaudited)


                                                                             June 30,       December 31,
                                                                               1996             1995
                                                                               ---------------------
     ASSETS
Cash and due from banks                                                    $  5,489,473      $ 2,972,249
Federal funds sold                                                            4,310,000        2,880,000
Interest-bearing deposits in other financial institutions                       195,000          195,000
Investment securities held to maturity (market value
  of $1,615,629 and $1,861,509, respectively)                                 1,659,091        1,858,720
Investment securities available for sale                                     13,531,917       10,891,420
Other investments                                                               273,200          251,000
Loans, net of deferred loan fees                                             77,289,301       67,771,350
Less:  Allowance for loan losses                                                999,606          918,036
                                                                           ------------      -----------
  Loans, net                                                                 76,289,695       66,853,314
Premises and equipment, net                                                   3,392,859        3,266,404
Other real estate                                                               399,199           68,931
Accrued interest receivable                                                     773,812          700,771
Intangible assets, net of accumulated amortization of
  $490,298 and $441,369, respectively                                           519,702          568,631
Other assets                                                                    433,225          426,163
                                                                           ------------      -----------
TOTAL ASSETS                                                               $107,267,173      $90,932,603
                                                                           ============      ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Non-interest bearing demand                                              $ 17,436,213      $13,650,114
  Interest-bearing demand and money market                                   22,864,413       21,964,114
  Savings                                                                     6,481,207        5,333,685
  Time deposits of $100,000 or more                                          15,382,055       12,301,137
  Other time deposits                                                        35,264,670       28,187,826
                                                                           ------------      -----------
TOTAL DEPOSITS                                                               97,428,558       81,436,876
Federal funds purchased and securities sold under agreements
  to repurchase                                                                  -0-               1,161
Accrued interest payable                                                      1,184,132        1,169,413
Other liabilities                                                               179,950          189,550
                                                                           ------------      -----------
TOTAL LIABILITIES                                                            98,792,640       82,797,000
                                                                           ------------      -----------
STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:  5,000,000 shares
  authorized, 643,062 and 612,440 issued and outstanding                        643,062          612,440
Surplus                                                                       5,561,016        5,561,016
Retained earnings                                                             2,425,209        2,058,615
Market valuation reserve on investment securities
  available for sale                                                           (154,754)         (96,468)
                                                                           ------------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                    8,474,533        8,135,603
                                                                           ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                  $107,267,173      $90,932,603
                                                                           ============      ===========

See Notes to Consolidated Financial Statements

               FAYETTE COUNTY BANCSHARES, INC.  AND SUBSIDIARY
                    Consolidated Statements of Operations
       For the Three and Six Month Periods Ended June 30,1996 and 1995
                                 (Unaudited)



                                                    Three Months Ended                   Six Months Ended
                                                         June 30,                             June 30,
                                                   1996              1995               1996              1995
                                                 --------------------------------------------------------------
INTEREST INCOME
 Interest & fees on loans                        $2,036,906       $1,361,980          $3,926,610        $2,555,665
 Interest on taxable securities                     203,243          232,535             383,516           437,530
 Interest on tax exempt securities                   19,418           21,399              40,213            42,909
 Interest on federal funds sold                      33,228           55,439              86,061           108,829
 Interest on deposits with other banks                2,684            3,659               5,339             6,760
                                                 ----------       ----------          ----------        ----------
    TOTAL INTEREST INCOME                         2,295,479        1,675,012           4,441,739         3,151,693
                                                 ----------       ----------          ----------        ----------

INTEREST EXPENSE
 Interest on deposits:
  Demand                                            160,566          134,414             324,406           264,966
  Savings                                            37,798           30,726              71,803            60,435
  Time                                              699,375          473,138           1,372,689           802,741
 Interest on federal funds purchased &
  securities sold under agreement to
  repurchase                                          4,656            3,036               5,167            10,324
                                                 ----------       ----------          ----------        ----------
   TOTAL INTEREST EXPENSE                           902,395          641,314           1,774,065         1,138,466
                                                 ----------       ----------          ----------        ----------

   NET INTEREST INCOME                            1,393,084        1,033,698           2,667,674         2,013,227

PROVISION FOR LOAN LOSSES                           170,000           70,000             290,000           105,000
                                                 ----------       ----------          ----------        ----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        1,223,084          963,698           2,377,674         1,908,227
                                                 ----------       ----------          ----------        ----------

OTHER INCOME
 Service charges and fees                           118,862          117,181             232,173           206,895
 Securities gains (losses), net                          17                6                (950)               11
 Gains on sale of SBA loans                               0           38,678                   0            38,678
 Other                                               18,443           (3,878)             38,595            (3,408)
                                                 ----------       ----------          ----------        ----------
  TOTAL OTHER INCOME                                137,322          151,987             269,818           242,176
                                                 ----------       ----------          ----------        ----------

OTHER EXPENSE
 Salaries and employee benefits                     392,550          335,430             796,360           641,402
 Occupancy expense                                  108,298          100,363             215,568           201,192
 Other (Note B)                                     340,740          295,343             668,716           588,947
                                                 ----------       ----------          ----------        ----------
  TOTAL OTHER EXPENSE                               841,588          731,136           1,680,644         1,431,541
                                                 ----------       ----------          ----------        ----------

  INCOME BEFORE INCOME
  TAX EXPENSE                                       518,818          384,549             966,848           718,862

  INCOME TAX EXPENSE                                211,200          167,100             385,900           296,800
                                                 ----------       ----------          ----------        ----------

  NET INCOME                                     $  307,618       $  217,449          $  580,948        $  422,062
                                                 ==========       ==========          ==========        ==========
  NET INCOME PER SHARE
  (NOTE C)                                       $      .47       $      .33          $      .90        $      .65
                                                 ==========       ==========          ==========        ==========

  WEIGHTED AVG NUMBER
  OF SHARES OUTSTANDING                             643,062          640,062             643,062           639,562
                                                 ==========       ==========          ==========        ==========


See Notes to Consolidated Financial Statements

                FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)


                                                                     1996               1995
                                                                     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                    $   580,948       $   422,062
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Amortization of intangible                                      48,929            48,929
      Depreciation, amortization and accretion                        93,892            67,848
      Provision for loan losses                                      290,000           105,000
      Securities gains, net                                              950               (11)
      Gains on sale of SBA Loans                                       -0-              38,678
      Change in:
        Increase) decrease in interest receivable                    (73,041)         (166,970)
        Increase (Decrease) in interest payable                       14,719           331,596
        (Increase) decrease in other assets                           22,963           (99,593)
        Increase (Decrease) in other liabilities                      (9,600)           59,021
                                                                 -----------       -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  969,760           806,560
                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits
    with other banks                                                   -0-             199,000
  Purchases of investment securities available for sale           (6,232,250)       (2,948,527)
  Purchases of other investments                                     (22,200)            -0-
  Proceeds from sales of investment securities
    available for sale                                             1,257,161            15,435
  Proceeds from maturities of investment securities                  200,000             -0-
  Proceeds from maturities of investment securities
    available for sale                                             2,250,000         2,490,000
  Proceeds from sale of SBA loans                                      -0-             665,625
  Net (increase) decrease in loans                               (10,125,580)      (11,820,811)
  Purchase of bank premises and equipment                           (225,387)          (71,256)
  Sale of other real estate                                           68,931           124,296
                                                                 -----------       -----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (12,829,325)      (11,346,238)
                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Federal Funds purchased
    and securities sold under agreements to repurchase                (1,161)         (767,348)
  Net increase (decrease) in demand and savings
    deposits                                                       5,833,920         6,975,183
  Net increase (decrease) in time deposits                        10,157,762        11,493,772
  Proceeds from Stock Sales                                            -0-              30,000
  Cash Dividend Payment                                             (183,732)         (152,360)
                                                                 -----------       -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     15,806,789        17,579,247
                                                                 -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          3,947,224         7,039,569
                                                                 ===========       ===========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,852,249         2,774,407
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 9,799,473       $ 9,813,976
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
  Interest                                                       $ 1,759,346       $   806,870
                                                                 ===========       ===========
  Income Taxes                                                   $   419,000       $   282,400
                                                                 ===========       ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
  Acquisition of real estate in settlement of loans              $   399,199       $       -0-
                                                                 ===========       ===========

                FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE A
    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form IO-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.   Operating
results for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     PENDING ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company is required to implement SFAS by December 31, 1996. The provisions of SFAS 121 will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption is not expected to have a significant impact on the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122 (SFAS 122). "Mortgage Servicing Rights," as amendment to SFAS 65. The Company is required to implement SFAS 122 by December 31, 1996. The provisions of SFAS 122 eliminate the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption is not expected to have a significant impact on the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123) in 1996. SFAS 123 establishes a method of accounting for stock compensation plans based on fair value. Companies are permitted to continue to use the existing method of accounting but are required to disclose pro forma net income and earnings per share as if SFAS 123 had been used to measure compensation cost. The adoption of SFAS 123 is not expected to have a significant impact on the Company.

NOTE B
     SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses of 1% of total interest and other income for the periods ended June 30, 1996 and 1995 are as follows:


                                                       Three Months Ended                           Six Months Ended
                                                            June 30,                                      June 30,
                                                       1996         1995                             1996       1995
- ---------------------------------------------------------------------------------------------------------------------

Printing and supplies                                 $37,155      $30,286                          $59,976    $58,018
Professional fees                                       -           42,496                              -       65,877
Data Processing fees                                   66,689       30,532                          132,686     59,222
FDIC assessment                                          -          36,495                              -       72,990
Directors Fees                                         25,000       20,400                           54,000     41,550
Amortization of intangibles                            24,465         -                              48,929        -

NOTE C
      EARNINGS PER SHARE

Earnings per share have been computed on the weighted average number of common shares outstanding during the period.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                             RESULTS OF OPERATIONS

Period ended June 30, 1996
Fayette County Bancshares, Inc. (the "Company"), reported net income of $273,330 for the second quarter of 1996, a 33.58% increase as compared to $204,612 for the same period in 1995. Net income for the six month period ended June 30, 1996, was $580,948, an increase of $158,886, or 37.64% from the same period in 1995. Net earnings per share for the second quarter of 1996 and 1995 were $.45 and $.34, respectively. The increase in net income is primarily attributable to the increase in interest income and fees from loans. Total assets increased $16,334,570 to $107,267,173 between December 31, 1995 and June 30, 1996, an increase of 17.96%.

The return on average assets for the Company was 1.27% for the six month period ended June 30, 1996, as compared to 1.30% for the same period last year. The return on average shareholders' equity increased for the first six months of 1996 to 13.91 % as compared to 13.99% for the first six months of 1995. Book value at June 30, 1996, was $13.19, a decrease of $.11 from December, 31, 1995.

Deposits grew $15,991,682 from December 31, 1995, an increase of 19.63%, to $97,428,558. Noninterest bearing demand deposits accounted for $3,786,099 of this increase, or 23.67%. Time deposits over $100,000 increased $3,080,918 to $15,382,055, at June 30, 1996. Deposit growth is attributed to Fayette County Bank, (the "Bank"), increasing its rates on time deposits in order to fund loan demand. Loans, net of the allowance for loan losses, increased $9,436,381 during the six month period ended June 30, 1996.

Deposit funds in excess of those needed to support loan growth were allocated to purchases of investment securities and to federal funds sold, which increased from $2,880,000 at December 31, 1996 to $4,310,000 at June 30, 1996.
Investment securities available-for-sale increased $2,640,497 during the first six months of 1996. The Statement of Cash Flows shows the Bank had $3,507,161 in available-for-sale securities to be sold or mature during the first months of 1996, while the Bank purchased $6,232,250 of available-for-sale securities. The Bank also had one held-to-maturity security to mature during the second quarter of 1996 in the amount of $200,000.

The Bank's increase in earning assets, coupled with the faster repricing of earning assets than interest-bearing liabilities in an increasing rate environment, resulted in an increase in the Company's net interest income for the first six months of 1996 as compared to the first six months of 1995. Net interest income for the six month period ended June 30, 1996, increased 32.50% to $2,667,674, as compared to $2,013,227 for the same period in 1995. Net interest income for the three month period ended June 30, 1996 was $1,393,084, up $359,386 or 34.69% from the same period ended 1995. The interest margin for the first six months of 1996 declined only slightly to 6.01%, as compared to 6.07% for the same six month period in 1995.

Other income increased to $269,818, from $242,176, for the six month periods ended June 30, 1996 and 1995, respectively. For the three month period ending June 30, 1996, other income decreased $14,665 or 9.64% to $137,322 from $151,987 for the same period ended June 30, 1995. This is due to the sale of an SBA loan in the second quarter of 1995. Service charges on deposit accounts increased to $232,173, up $25,278 or 12.21 % from $206,895 during the first quarter of 1996, as compared to the same period of 1995. This is primarily attributed to the increase in new accounts during this period. Other miscellaneous income increased to $22,321, compared to $(3,878), for the six month periods ended June 30, 1996 and 1995, respectively.

Other expenses increased $249,103 to $1,680,644, from $1,431,541, for the six month periods ended June 30, 1996 and 1995, respectively. Salaries and employee benefits accounted for approximately $155,000 of this increase. Management attributes this increase to the addition of two senior lending officers and support staff brought on during the second quarter of 1995.

Asset Quality

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO) declined to 1.18% of total loans and OREO at June
30, 1996, compared to 6.31% at December 31, 1995. This decline is primarily attributable to increases in loans.

                             Nonperforming Assets



                                                                                 June 30,        December 31,
                                                                                   1996             1995
                                                                                   ----             ----


Loans on nonaccrual                                                             $515,144           $  118,130
Other real estate owned                                                          399,199               68,931
Restructured/Impaired loans                                                        -0-                912,199
                                                                                --------           ----------
    Total non-performing assets                                                 $914,343           $1,099,260

Loans ninety days past due                                                      $136,584           $   19,552

Total nonperforming assets as a percentage of total
loans and other real estate                                                         1.17%                1.63%

Loans ninety days past due as a percentage of total loans                           0.17%                0.03%


The allowance for loan losses at June 30, 1996, increased $81,570 to $999,606 from December 31, 1995. The allowance at June 30, 1996, represented
1.29% of total loans compared to 1.36% at December 31, 1995. The allowance at June 30, 1996 represented 194% of nonperforming loans (nonaccrual and restructured) at June 30,1996, compared to 89.10% of non-performing loans at December 31, 1995.


                 Analysis of the Allowance for Loan Losses at
                                June 30, 1996




                 Allowance for loan losses at December 31, 1995   $918,036
                                                                  --------
                       Charge offs:
                       Commercial                                  128,075
                       Real Estate                                  10,143
                       Installment                                  16,568
                       Credit Card Related                          59,394
                                                                   -------
                            Total                                  214,180


                       Recoveries:
                       Commercial                                    2,900
                       Real Estate                                    -0-
                       Installment                                   2,850
                       Credit card related                            -0-
                                                                  --------
                           Total                                     5,750

                           Net Charge-offs                         208,430
                                                                  --------

                     Provision charged to income                   290,000
                                                                  --------

                     Allowance for loan losses at June 30, 1996   $999,606
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

LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio decreased by 4.62% at June 30, 1996, to 78.30%, as compared to 82.10% at December 31, 1995. This change is a result of the Bank maintaining a level of loan growth below the level of deposit growth. During the first six months of 1996, deposits grew by almost $16 million while gross loans increased by approximately $9.5 million. The Bank's liquid assets as a percentage of total deposits were 9.58% at March 31, 1996, compared to 6.66% at December 31, 1995. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 4.16% from December 31, 1995, to $8,474,533 at June 30, 1996. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier I leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier I capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier I leverage ratio was 7.68% at June 30, 1996, compared to 8.29% at December 31, 1995, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total riskweighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At June 30, 1996, the Bank had a risk-weighted total capital ratio of 11.25%, compared to 11.83% at December 31, 1995, and a Tier I risk-weighted capital ratio of 10.03%, compared to 10.58% at December 31, 1995.

INVESTMENT  SECURITIES

At June 30, 1996, the Bank had $13,531,917 in investment securities available-for-sale and $1,659,091 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $154,754 on June 30, 1996. Investment securities comprised approximately
14% of the Bank's assets on June 30, 1996 and December 31, 1995.   The Bank
invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions.
There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another Bank.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 (SFAS 115) on the accounting and reporting for investments in all debt and equity securities that have readily determinable fair values. SFAS 115 requires that investments are to be classified as held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are to be reported at amortized cost, while available-for-sale and trading securities are to be reported at fair value. The Bank elected to adopt SFAS 115 as of December 31, 1993, as permitted. Retroactive application of SFAS 115 to prior years is not allowed.

                          PART 11.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2. Changes in Securities
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended June 30, 1996.

Item 5, Other information
Not applicable.


Item 6. Exhibits and Report on Form 8-K

a). Exhibits.
    Exhibit
    Number            Description
    -------           ------------
    3.1*              Articles of Incorporation
    3.2*              Bylaws
   10.1**             Settlement Agreement and Release with Fayette County
                        Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
   10.2**             Fayette County Bancshares, Inc. Stock Option Plan.
   27                 Financial Data Schedule (for SEC use only)

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

b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           FAYETTE COUNTY BANCSHARES, INC.
                                           (Registrant)



Date:  August 19, 1996
                                           Ira Pat Shepherd,
                                           Principal Executive Officer

Date:  August 19, 1996

                                           Mark Kearsley,
                                           Principal Financial Officer

                               INDEX TO EXHIBITS



   Exhibit
   Number   Description
   -------  ------------
    3.1     Articles of Incorporation of Company (Incorporated by reference to
            Exhibit 3.1 of Registration Statement on Form S-1 8,
            File No. 33-26658-A).

    3.2 Bylaws of Company (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-1 8, File No. 33-26658-A).

    10.1    Settlement Agreement and Release with Company and Terry L.
            Miller as of October 21, 1994, (incorporated by reference to Exhibit
            10.5 on the Annual Report on Form 10-K for the year ended December 3
            1, 1994).

    10.2    Company Stock Option Plan (incorporated by reference to
            Exhibit 10.6 of the Annual Report on Form 10-K for the year ended
            December 31, 1994).

    27      Financial Data Schedule (for SEC use only)