Form 10-Q
period 1996-09-30
FAYETTE COUNTY BANCSHARES INC /GA/
filed 1996-11-14
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM IO-QSB


X    Quarterly report under Section 13 of 15 (d) of the Securities Exchange
-    Act of 1934 for the quarterly period ended September 30, 1996.

     Transition report under Section 13 or 15 (d) of the Exchange Act for
-    the transition period from          to         .
                                ---------   --------

                         COMMISSION FILE NUMBER 0-18827

                        FAYETTE COUNTY BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

                   Georgia                                                                  58-1835725
                   -------                                                                  ----------
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

Yes     X               No
      ----                 ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                  Class                Outstanding at November 12, 1996
        -----------------------------  --------------------------------
        Common Stock, $1.00 Par Value            643,062 shares



Transitional Small Business Disclosure Format:
Yes        No    X
    ----       ----

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The following financial statements are provided for Fayette County Bancshares, Inc. and subsidiary:

        A. Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.

        B. Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995.

        C. Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995.

        D.   Notes to Consolidated Financial Statements.

                FAYETTE COUNTY BANCSHARES, INC.  AND SUBSIDIARY
                          Consolidated Balance Sheets
                   September 30, 1996, and December 31, 1995
                                 (Unaudited)


                                                                                   September 30,     December 31,
                                                                                        1996            1995
                                                                                  -------------------------------
          ASSETS
Cash and due from banks                                                           $    4,090,330   $    2,972,249
Federal funds sold                                                                     1,800,000        2,880,000
Interest-bearing deposits in other financial institutions                                195,000          195,000
Investment securities held to maturity (market value
  of $1,743,185 and $1,861,509, respectively)                                          1,659,305        1,858,720
Investment securities available for sale                                              13,098,454       10,891,420
Other investments                                                                        273,200          251,000

Loans, net of deferred loan fees                                                      78,406,355       67,771,350
Less:  Allowance for loan losses                                                       1,017,553          918,036
                                                                                  --------------   --------------
  Loans, net                                                                          77,388,802       66,853,314
Premises and equipment, net                                                            3,395,610        3,266,404
Other real estate                                                                        399,199           68,931
Accrued interest receivable                                                              737,534          700,771
Intangible assets, net of accumulated amortization of
  $514,762 and $441,369, respectively                                                    495,238          568,631
Other assets                                                                             423,665          426,163
                                                                                  --------------   --------------
TOTAL ASSETS                                                                      $  103,956,337   $   90,932,603
                                                                                  ==============   ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing demand                                                       $ 17,173,325    $   13,650,114
  Interest-bearing demand and money market                                            22,161,025        21,964,114
  Savings                                                                              6,427,850         5,333,685
  Time deposits of $100,000 or more                                                   15,070,166        12,301,137
  Other time deposits                                                                 33,252,802        28,187,826
                                                                                  --------------   --------------

TOTAL DEPOSITS                                                                        94,085,168       81,436,876

Federal funds purchased and securities sold under agreements
  to repurchase                                                                          -0-                1,161
Accrued interest payable                                                                 755,337        1,169,413
Other liabilities                                                                        391,427          189,550
                                                                                  --------------   --------------
TOTAL LIABILITIES                                                                     95,231,932       82,797,000
                                                                                  --------------   --------------
STOCKHOLDERS' EQUITY
Common stock - $1.00 par value:  5,000,000 shares
  authorized, 643,062 and 612,440 issued and outstanding                                 643,062          612,440
Surplus                                                                                5,561,016        5,561,016
Retained earnings                                                                      2,687,920        2,058,615
Market valuation reserve on investment securities
  available for sale                                                                    (167,593)         (96,468)
                                                                                  --------------   --------------
TOTAL STOCKHOLDERS' EQUITY                                                             8,724,405        8,135,603
                                                                                  --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                         $  103,956,337   $   90,932,603
                                                                                  ==============   ==============

See Notes to Consolidated Financial Statements

                FAYETTE COUNTY BANCSHARES, INC.  AND SUBSIDIARY
                     Consolidated Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 1996 and 1995
                                  (Unaudited)

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                             1996          1995                   1996         1995
                                             ---------------------------------------------------------
INTEREST INCOME
Interest & fees on loans                     $2,077,631    $1,361,980       $6,004,242     $4,208,437
Interest on taxable securities                  266,087       232,535          649,603        641,387
Interest on tax exempt securities                19,418        21,399           59,630         64,308
Interest on federal funds sold                   77,106        55,439          163,167        183,848
Interest on deposits with other banks             2,813         3,659            8,152          9,348
                                             ----------    ----------       ----------     ----------
 TOTAL INTEREST INCOME                        2,443,055     1,675,012        6,884,794      5,107,328
                                             ----------    ----------       ----------     ----------
INTEREST EXPENSE
Interest on deposits:
 Demand                                         201,901       134,414          526,307        459,303
 Savings                                         36,783        30,726          108,586         92,904
 Time                                           729,564       473,138        2,102,253      1,373,703
 Interest on federal funds purchased &
   securities sold under agreement to
   repurchase                                     3,600         3,036            8,767         12,147
                                             ----------    ----------       ----------     ----------
   TOTAL INTEREST EXPENSE                       971,848       641,314        2,745,913      1,938,057
                                             ----------    ----------       ----------      ----------


   NET INTEREST INCOME                        1,471,207     1,033,698        4,138,881      3,169,271

PROVISION FOR LOAN LOSSES                       270,000        70,000          560,000        195,000
                                             ----------    ----------       ----------     ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    1,201,207       963,698        3,578,881      2,974,271
                                             ----------    ----------       ----------     ----------

OTHER INCOME
 Service charges and fees                       128,031       117,181          360,204        296,058
 Securities gains (losses), net                     810             6             (140)            21
 Gains on sale of SBA loans                      71,825        38,678           71,825         63,678
 Other                                           22,229        (3,878)          60,824         30,551
                                             ----------    ----------       ----------     ----------
TOTAL OTHER INCOME                              222,895       151,987          492,713        390,308
                                             ----------    ----------       ----------     ----------

OTHER EXPENSE
 Salaries and employee benefits                 394,432       335,430        1,190,792       997,115
 Occupancy expense                              118,488       100,363          334,056       313,276
 Other (Note B)                                 476,872       295,343        1,145,588       897,065
                                             ----------    ----------       ----------     ----------
    TOTAL OTHER EXPENSE                         989,792       731,136        2,670,436     2,207,456
                                             ----------    ----------       ----------     ----------

    INCOME BEFORE INCOME
    TAX EXPENSE                                 434,310       384,549        1,401,158     1,157,123

    INCOME TAX EXPENSE                          171,600       167,100          557,500       463,600
                                             ----------    ----------       ----------     ----------

     NET INCOME                             $   262,710     $ 217,449     $    843,658    $  693,523
                                            ===========     =========     ============    ==========

 NET INCOME PER SHARE
  (NOTE C)                                  $       .39      $    .32     $       1.25    $     1.03
                                            ===========     =========     ============    ==========

     WEIGHTED AVG NUMBER
     OF SHARES OUTSTANDING                      676,714       675,031          676,714       673,013
                                            ===========     =========     ============    ==========

See Notes to Consolidated Financial Statements

                FAYETTE COUNTY BANCSHARES, INC.  AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                 1996              1995
                                                             -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $   843,658        $   693,523
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Amortization of intangible                                73,393             73,393
      Depreciation, amortization and accretion                 148,719            109,912
      Provision for loan losses                                 60,000            195,000
      Securities gains, net                                       (140)               (21)
      Gains on sale of SBA Loans                               (71,825)           (63,678)
      Change in:
        (Increase) decrease in interest receivable             (36,763)           (65,791)
        Increase (Decrease) in interest payable               (414,076)           578,560
        (Increase) decrease in other assets                     39,139              6,224
        Increase (Decrease) in other liabilities               201,877            199,567
                                                           -----------        -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES          1,343,982          1,726,689
                                                           ===========        ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits
    with other banks                                            -0-               199,000
  Purchases of investment securities available for sale    (13,349,074)        (3,702,979)
  Purchases of other investments                               (22,200)             -0-
  Proceeds from sales of investment securities
    available for sale                                       7,293,086             27,036
  Proceeds from maturities of investment securities            200,000          5,190,000
  Proceeds from maturities of investment securities
    available for sale                                       3,750,000              -0-
  Proceeds from sale of SBA loans                              790,075          1,079,303
  Proceeds from the sale of loans                            3,767,646              -0-
  Net (increase) decrease in loans                         (15,980,582)       (21,042,667)
  Purchase of bank premises and equipment                     (287,182)           (96,981)
  Sale of other real estate                                     68,931            424,296
                                                           -----------        -----------
    NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (13,769,300)       (17,922,992)
                                                           ===========        ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Federal Funds purchased
    and securities sold under agreements to repurchase          (1,161)        (1,036,082)
  Net increase (decrease) in demand and savings
    deposits                                                 4,814,287          9,582,571
  Net increase (decrease) in time deposits                   7,834,005         15,993,437
  Proceeds from exercise of stock options                        -0-               60,000
  Cash Dividend Payment                                       (183,732)          (152,360)
                                                           -----------        -----------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        12,463,399         24,447,566
                                                           -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       38,081          8,251,263
                                                           ===========        ===========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             5,852,249          2,774,407
                                                           -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 5,890,330        $11,025,670
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
    Interest                                               $ 3,159,989        $ 1,378,151
                                                           ===========        ===========
    Income Taxes                                           $   628,000        $   404,650
                                                           ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
     Acquisition of real estate in settlement of loans     $   399,199        $    -0-  -
                                                           ===========        ===========

                FAYETTE COUNTY BANCSHARES, INC.  AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE A
    BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 1O-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     NEW AND PENDING ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company is required to implement SFAS 121 by December 31, 1996. The provisions of SFAS 121 will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption is not expected to have a significant impact on the Company.

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

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Asssets and Extinguishments of Liabilities." The Company is required to implement SFAS 125 in 1997. SFAS 125 establishes standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption is not expected to have a significant impact on the Company.

NOTE B
     SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses of 1% of total interest and other income for the periods ended September 30, 1996 and 1995 are as follows:


                                              Three Months Ended                    Nine Months Ended
                                                  September 30,                        September 30,
                                              1996             1995               1996              1995
                                              -----------------------------------------------------------


Printing and supplies                          $   -          $24,718           $86,822           $84,346
Professional fees                                  -              -                 -             110,931
Data Processing fees                             97,909        37,143           165,159            96,365
FDIC assessment                                 185,443           -             222,017            91,257
Directors Fees                                     -              -              77,600            59,900

NOTE C
      EARNINGS PER SHARE

Earnings per share have been computed on the weighted average number of common shares outstanding during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                             RESULTS OF OPERATIONS

Period ended September 30, 1996
Fayette County Bancshares, Inc. (the "Company"), reported net income of $262,710 for the third quarter of 1996, a 20.81% increase as compared to $217,449 for the same period in 1995. Net income for the nine month period ended September 30, 1996, was $843,658, an increase of $150,135, or 21.64% from the same period in 1995. Net earnings per share for the third quarter of 1996 and 1995 were $.41 and $.34, respectively. The increase in net income is primarily attributable to the increase in net interest income and fees from loans, net of the increase in provision for loan losses and other expenses. Total assets increased $13,023,734 to $103,956,337 between December 31, 1995 and September 30, 1996, an increase of 14.32%.

The return on average assets for the Company was 1.19% for the nine month period ended September 30, 1996, as compared to 1.35% for the same period last year. The return on average shareholders' equity increased for the first nine months of 1996 to 14.57 % as compared to 14.40% for the first nine months of 1995. Book value at September 30, 1996, was $13.57, an increase of $.29 from December, 31, 1995.

Deposits grew $12,648,292 from December 31, 1995, an increase of 15.53%, to $94,085,168. Noninterest bearing demand deposits accounted for $3,523,211 of this increase, or 27.85%. Time deposits over $100,000 increased $2,769,029 to $15,070,166, at September 30, 1996. Deposit growth is attributed to Fayette County Bank, (the "Bank"), increasing its rates on time deposits in order to fund loan demand. The Statement of Cash Flows shows a net increase in loans of $15,980,582 for the nine month period ending September 30, 1996. The loan loss provision increased to $560,000 or 187% from $195,000 for the nine month period ended September 30, 1996 as compared to to the same period ending September 30, 1995. This increase was due to the increase in charge offs which totalled $467,387 for the nine month period ending September 30, 1996, as well as the increase in the loan portfolio. The Bank charged-off one commercial loan totalling $325,000 during the nine period ended September
30, 1996.   In order to fund liquidity needs and reduce credit risk exposure the Bank sold  a home improvement portfolio which totalled $3,767,646 during
the third quarter of 1996.   The Bank also sold one SBA loan during the third
quarter of 1996 totalling $790,075 of which $71,825 was recognized as a gain. Both of these sales generated cash that was used for funding other loan demand as well as purchases of investment securities.

Loan growth was funded by the increase in deposits and a reduction of Fed Funds sold, increase in loan loss provision and charge offs, which decreased from $2,880,000 at December 31, 1995 to $1,800,000 at September 30, 1996.
Investment securities available-for-sale increased $2,207,034 during the first nine months of 1996. The Statement of Cash Flows shows the Bank had $11,043,086 in available-for-sale securities to be sold or mature during the first nine months of 1996, while the Bank purchased $13,349,074 of available-for-sale securities. The Bank also had one held-to-maturity security to mature during the second quarter of 1996 in the amount of $200,000.

An increase in the volume of earning assets, resulted in an increase in the Company's net interest income for the first nine months of 1996 as compared to the first nine months of 1995. Net interest income for the nine month period ended September 30, 1996, increased 30.59% to $4,138,881, as compared to $3,169,271 for the same period in 1995. Net interest income for the three month period ended September 30, 1996 was $1,471,207, up $437,509 or 42.32% from the same period ended 1995. The increase in net interest income, due to the increase in earning assets, was offset partially by a decline in the net interest margin. The net interest margin for the first nine months of 1996 declined only slightly to 6.09%, as compared to 6.11% for the same nine month period in 1995.

Other income increased to $492,713, or 26.23% from $390,308 for the nine month periods ended September 30, 1996 and 1995, respectively. For the three month period ending September 30, 1996, other income increased $70,908 or 46.65% to $222,895 from $151,987 for the same period ended September 30, 1995. This is due mainly to the sale of an SBA loan in the third quarter of 1996, in which the Bank recognized a $71,825 gain. Service charges on deposit accounts increased to $128,031, up $10,850 or 9.26% from $117,181 during the third quarter of 1996, as compared to the same period of 1995. This is primarily attributed to the increase in new accounts during this period. Other miscellaneous income increased to $60,824, compared to $30,551, for the nine month periods ended September 30, 1996 and 1995, respectively.

Other expenses increased $462,980 to $2,670,436, from $2,207,456, for the nine month periods ended September 30, 1996 and 1995, respectively. On September 30, 1996, President Clinton signed a bill which assessed the financial institutions with SAIF (Savings Association Insurance Fund) deposits at a one time charge equal to $.675 per $100 on those deposits. In June of 1991 the Bank purchased approximately $25 million in SAIF deposits from Anchor Savings Bank of Fayetteville. This one time assessment amount to the bank during the third quarter of 1996 was $167,157 which accounted for 36.10% of the $462,980 increase in other expenses. Salaries and employee benefits accounted for an additional $193,677 of this increase. Management attributes this increase in salaries to the addition of two senior lending officers and support staff brought on during the second quarter of 1995.

Asset Quality

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO) declined to .90% of total loans and OREO at September 30, 1996, compared to 1.64 % at December 31, 1995. This decline is primarily attributable to increases in loans.



                                                                 Nonperforming Assets
                                                            -----------------------------
                                                           September 30,     December 31,
                                                              1996               1995
                                                              ----               ----
Loans on nonaccrual                                        $311,038            $118,130
Other real estate owned                                     399,199              68,931
Restructured/Impaired loans                                   -0-               912,199
    Total non-performing assets                            $710,237          $1,099,260

Loans ninety days past due                                 $446,166          $   19,552

Total nonperforming assets as a percentage of total             .90%               1.64%
loans and other real estate

Loans ninety days past due as a percentage of total loans       .56%               0.03%


The allowance for loan losses at September 30, 1996, increased $99,517 to $1,017,553 from December 31, 1995. The allowance at September 30, 1996, represented 1.30% of total loans compared to 1.35% at December 31, 1995. The allowance at September 30, 1996 represented 327.14% of nonperforming loans (nonaccrual and restructured) at September 30, 1996, compared to 89.10% of non-performing loans at December 31, 1995.

                 Analysis of the Allowance for Loan Losses at
                              September 30, 1996



       Allowance for loan losses at December 31, 1995            $  918,036
                                                                 ----------
           Charge offs:
           Commercial                                               343,099
           Real Estate                                               10,143
           Installment                                               20,974
           Credit Card Related                                       93,171
                                                                 ----------
              Total                                                 467,387

           Recoveries:
           Commercial                                                 3,585
           Real Estate                                                  -0-
           Installment                                                3,319
           Credit card related                                          -0-
                                                                 ----------
              Total                                                   6,904

              Net Charge-offs                                       460,483
                                                                 ----------
           Provision charged to income                              560,000
                                                                 ----------
           Allowance for loan losses at September 30, 1996       $1,017,553
                                                                 ==========


As discussed in the Results of Operations, the Bank charged-off one commercial loan totalling $325,000 during the nine month period ending September 30, 1996. This loan was categorized as restructured at the period ending December 31, 1995. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio increased only slightly at September 30, 1996, to 82.25 %, as compared to 82.10 % at December 31, 1995. This change is a result of the Bank maintaining a level of loan growth constant with the level of deposit growth. During the first nine months of 1996, deposits grew by almost $13 million while gross loans increased by approximately $11million.
The Bank's liquid assets as a percentage of total deposits were 6.26% at September 30, 1996, compared to 7.18% at December 31, 1995. Management also analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 7.24% from December 31, 1995, to $8,724,405 at September 30, 1996. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.21% at September 30, 1996, compared to 8.29% at December 31, 1995, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At September 30, 30, 1996, the Bank had a risk-weighted total capital ratio of 11.02%, compared to 11.83% at December 31, 1995, and a Tier I risk-weighted capital ratio of 9.83%, compared to 10.58% at December 31, 1995.

INVESTMENT  SECURITIES

At September 30, 1996, the Bank had $13,098,454 in investment securities available-for-sale and $1,659,305 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $167,593 on September 30, 1996. Investment securities comprised approximately 14 % of the Bank's assets on
September 30, 1996 and December 31, 1995.   The Bank invests primarily in
obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another Bank.

                          PART 11.  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2. Changes in Securities
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5, Other information
Not applicable.


Item 6. Exhibits and Report on Form 8-K
---------------------------------------
a). Exhibits.
    Exhibit
    Number             Description
    ------             -----------
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

b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FAYETTE COUNTY BANCSHARES, INC.
                                       -------------------------------
                                       (Registrant)


                                       /s/ Ira Pat Shepherd
Date:  November 12, 1996               ---------------------------
                                       Ira Pat Shepherd,
                                       Principal Executive Officer


                                       /s/ Mark Kearsley
Date:  November 12, 1996               ---------------------------
                                       Mark Kearsley,
                                       Principal Financial Officer

                               INDEX TO EXHIBITS


 Exhibit
  Number    Description
  ------    -----------

    3.1 Articles of Incorporation of Company (Incorporated by reference to Exhibit 3.1 of Registration Statement on Form S- 1 8, File
            No. 33-26658-A).

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