Form 10KSB
period 1996-12-31
FIRST COMMUNITY BANKING SERVICES INC
filed 1997-03-31
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (No fee required,
                           effective October 7, 1996)

  For the fiscal year ended                    Commission File Number
      December 31, 1996                                 0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.
             (Exact name of registrant as specified on its charter)

           Georgia                                      58-18357525
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
300 Peachtree Parkway South             Registrant's telephone number, including
Peachtree City, Georgia      30269              area code  (770-631-2265)
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (__)

        The Company's revenues for its most recent fiscal year were $10,013,597.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1997, was $12,571,219.50 based on the sales price of the Common Stock of $25.50. Although the Company's Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is limited trading activity for the Common Stock.

The number of shares outstanding of the Registrant's common stock at March 20, 1997, was 646,062 shares.

Documents Incorporated by Reference:

        Portions of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, scheduled to be held on April 30, 1997, are incorporated by reference in answer to Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

        First Community Banking Services, Inc. (the "Company"), Peachtree City, Georgia was incorporated as a Georgia business corporation on November 1, 1988. The Company was incorporated as Fayette County Bancshares, Inc. and, on November 8, 1996, the Company changed its name to "First Community Banking Services, Inc." The Company commenced operations in November 1989 as a bank holding company under the federal Bank Holding Company Act of 1956. Fayette County Bank (the "Bank") is presently the sole operating subsidiary of the Company.

        The Bank is a full-service commercial bank. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, and various types of certificates of deposit. The Bank also offers a full complement of lending activities, including consumer/installment loans, construction loans, commercial loans (with a particular emphasis on small business loans), and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Visa credit cards, travelers' checks, bank by mail, direct deposit of payroll and social security checks, U.S. Savings Bonds, wire transfer of funds, and a night depository. The Bank also offers individual retirement accounts. The Company and the Bank conduct business from their main office located at 300 Peachtree Parkway South, Peachtree City, Georgia. The Bank has branch facilities at 150 West Lanier Avenue, Fayetteville, Georgia, which opened July 4, 1991, and Kedron Village branch at 100 Kedron Drive, Peachtree City, Georgia, which opened March 24, 1994.

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

        The Bank will sell loan participations to upstream correspondent banks with respect to loans that exceed the Bank's lending limit. The Bank has established correspondent relationships with The Bankers Bank, AmSouth Bank and Federal Home Loan Bank. As compensation for services provided by a correspondent, the Bank maintains certain balances with its correspondents in interest bearing and non-interest bearing accounts.

        EMPLOYEES. The Bank has 40 full-time employees and 7 part-time employees. The Company does not have any employees who are not also employees of the Bank.

SUPERVISION AND REGULATION

        The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

        SOURCE OF STRENGTH; CROSS-GUARANTEE. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross- guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

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

        Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass- Steagall Act, which will prohibit the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

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

        OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In- Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

DEPOSIT INSURANCE

        The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF increased. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100. In 1996, the Bank's assessment rate on BIF and SAIF deposits per $100 was $.00 and $.23, respectively, and the Bank was therefore subject to the minimum $1,000 BIF semi-annual assessment. The combined assessment per $100 is $.10 on insured deposits. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separates, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. FICO assessment rates for the first semi-annual period of 1997 were set at 1.30 basis points annually for BIF deposits. For the first semi-annual period of 1997, the FDIC Board of Directors maintained the adjusted rate schedule and the Bank's insurance assessment will remain at $.00 per $100 in deposits through June, 1997. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

        Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are signed to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk- based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

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

        Effective January 1, 1997, the OCC amended the risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account, and foreign exchange and commodity positions wherever located. The effect of the rule is that it requires any bank or holding company with significant exposure to market risk to measure the risk and hold capital commensurate with that risk. Since the Bank does not currently engage, nor has any plans to engage, in trading, foreign exchange or commodity position activities, the rule does not have an effect on the required Bank capital levels.

        Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Capital."

RECENT LEGISLATIVE DEVELOPMENTS

Interstate Banking and Branching Restrictions

        On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking
Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act will allow banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Georgia adopted legislation in 1996 which will permit interstate bank mergers beginning June 1, 1997.

        In addition, beginning June 1, 1997, the Interstate Banking Act will permit national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996,

Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional branch banks anywhere in the state with prior regulatory approval. From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

ITEM 3.     LEGAL PROCEEDINGS

        Neither the Company nor the Bank is a party to any pending legal proceedings other than routine litigation incidental to the Bank's business, and management does not believe such litigation would have a material adverse effect upon the operations of financial condition of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted during the fourth quarter ended December 31, 1996, to a vote of security holders of the Company.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

        The Company had 646,062 shares of Common Stock issued and outstanding to approximately 953 shareholders on March 20, 1997.

        Although the Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is very little trading activity for the Common Stock. The following table sets forth the reported high and low sales prices of the Common Stock for the quarter indicated as reported on the Nasdaq SmallCap Market.


                                                    High                Low
                                                    ----                ---
         Fourth Quarter            1995            $22.50              $18.50
         First  Quarter            1996            $19.87              $18.50
         Second Quarter            1996            $21.00              $18.50
         Third Quarter             1996            $21.25              $18.50
         Fourth Quarter            1996            $29.50              $18.75


        Prior to September 29, 1995, there was no established trading market for the Common Stock. On March 20, 1997, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $25.50 per share.

        In April 1996, the Company paid to its shareholders a $.30 per share cash dividend, and in June 1995 the Company paid to its shareholders a $.25 per share cash dividend. Presently, the only source of funds available for the payment of dividends by the Company would be dividends paid to the Company by the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

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

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


SELECTED FINANCIAL DATA

        The information presented below should be read in conjunction with the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts shown below are in thousands except for earnings and dividends per share information and shares outstanding.


                                                       Year Ended December 31,
Income Statement Data:                      1996            1995            1994            1993           1992
                                         ---------      ----------     -----------      ----------     ----------
Total Interest Income                    $  9,369       $   7,187       $  5,269         $  4,440       $  4,192
Total Interest Expense                      3,687           2,789          1,559            1,312          1,536
Net Interest Income                         5,682           4,398          3,710            3,128          2,666
Provision for Loan Loss                       856             335             92              412            596
Non Interest Income                           645             536            381              536            385
Non Interest Expense                        3,517           3,015          2,831            2,348          1,986
Provision for Income Taxes                    700             562            373              325            225
Extraordinary Item                            -0-             -0-            -0-              -0-             96
Change in accounting                          -0-             -0-            -0-               27            -0-
Net Income                                  1,254           1,022            795              606            329
Net Income Per Share                         1.85            1.60           1.25             1.00            .55
Dividends paid Per Share                      .30             .25            .20              .10            -0-
Average Shares                            679,790         610,130        606,440          605,940        603,440
Dividend Payout Ratio                      16.21%          14.89%         15.26%            10.0%            -0-



                                                                     At December 31,
                                              1996          1995         1994           1993          1992
                                           ----------    ----------   ----------     ----------    ----------
Balance Sheet Data:

Total Assets                               $108,554      $90,933      $64,965        $67,814       $52,321
Loans, Net of Allowance
for Loan Loss                                80,702       66,853       41,695         42,182        32,349
Demand & Savings                             42,019       40,948       33,852         42,773        28,731
Time Deposits                                56,125       40,489       22,735         17,232        16,797
Stockholders' Equity                          9,165        8,136        6,857          6,624         6,053

Book Value Per Share                          14.25        13.29        11.31          10.92         10.03
Equity to Asset Ratio                         8.44%        8.95%       10.55%          9.77%        11.57%


RESULTS OF OPERATIONS

        The Company's net income increased $232,164, or 22.71%, to $1,254,411 in the year ended December 31, 1996, from $1,022,247 in the year ended December 31, 1995. This increase predominantly reflects an increase in net interest income and an increase in other income. Return on average assets for 1996 was 1.23% compared to 1.26% for 1995, and return on average equity was 15.07% in 1996 compared to 14.83% in 1995. Earnings per share increased $.25 to $1.85 in 1996 or 15.62% from $1.60 in 1995.

        Net interest income increased $1,284,905, or 29.22%, to $5,682,195 in 1996 from $4,397,290 in 1995, resulting from a $2,181,964 increase in interest income and a $897,059 increase in interest expense. The improvement resulted predominantly from an increase in the loans outstanding and the net interest spread to 5.09% in 1996 from 5.07% in 1995, as the general rising interest rate environment affected assets more rapidly than liabilities. The net interest margin increased to 6.10% in 1996 from 6.03% in 1995.

        The provision for loan losses was $856,312 in 1996, an increase of $521,312 from the provision of $335,000 in 1995, primarily as a result of the increase of $14,144,631 from 1995 in the loan portfolio and the charge off of commercial loans totaling $391,099. The addition of two senior loan officers transferring loan relationships to the Bank from other financial institutions aided in the growth of the Company's loan portfolio. The Company's allowance for loan losses as a percentage of loans was 1.48% at December 31, 1996, compared to 1.36% at year end 1995. The Company had net charge-offs of $560,175 in 1996, resulting in a ratio of net charge-offs to average loans of .76%.

        Noninterest income increased $108,356, or 20.19%, to $644,972 in 1996 from $536,616 in 1995. The increase was due primarily to the increase in service charges on deposit accounts. Service charges accounted for an increase of $85,459, to $503,621, up 20.43% from $418,162 in 1995. The Bank continues to increase the number of deposit accounts. Other miscellaneous income such as safe deposit box rental, check charges and fees for research increased $9,370 or 15.42% to $70,102 in 1996 from $60,732 in 1995.

        Noninterest expense increased $501,687, or 16.63%, to $3,516,871 in 1996, from $3,015,184 in 1995. Salaries and employee benefits increased $237,844, or 17.19%, to $1,620,921 in 1996 as compared to $1,383,077 in 1995.
This increase is due to the addition of two lenders and support staff for them, which were staffed the full year of 1996 as compared to 8 months in 1995, and a one time assessment by the FDIC of $167,056. The Company's efficiency ratio, which is noninterest expense as a percentage of net interest income plus noninterest income, net of gains and losses on the sale of assets, decreased to 55.58% in 1996 from 61.12% in 1995.

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


                                                           1996                                 1995
                                                           ----                                 ----
                                                    Average            Yield/            Average            Yield/
                                                    Balance             Rate             Balance             Rate
Assets
   Cash & due from banks                        $  3,167,769            0.00%             $ 3,156,360         0.00%
   Federal funds sold                              3,929,727            5.60%               4,462,767         5.96%
   Interest-bearing deposits with
      other banks                                    179,738            4.86%                 235,906         5.08%
   Taxable securities                             13,694,088            6.12%              12,855,049         6.38%
   Tax exempt securities (1)                       1,687,934            4.68%               1,862,014         4.60%
   Other investments                                 264,981            7.34%                  42,636         7.83%
   Loans(2)                                       73,446,044           11.17%              54,099,512        11.09%
   Other assets                                    5,232,802            0.00%               4,693,799         0.00%
                                                ------------                              -----------
      Total                                     $101,603,083                              $81,408,043
                                                ============                              ===========
Liabilities
   Demand deposits                                16,135,113            0.00%              13,621,030         0.00%
   Interest-bearing demand deposits               21,929,897            3.09%              20,239,475         3.22%
   Savings deposits                                5,963,929            2.42%               5,146,849         2.44%
   Time deposits                                  46,138,495            6.18%              33,674,596         5.94%
   Federal funds purchased                           268,005            4.52%                 101,528         6.54%
   Securities sold under agreements
      to repurchase                                      -0-            0.00%                 140,069         4.20%
   Other liabilities                               2,846,296            0.00%               1,591,243         0.00%
   Shareholders' equity                            8,321,348            0.00%               6,893,253         0.00%
                                                ------------                              -----------
      Total                                     $101,603,083                              $81,408,043
                                                ============                              ===========



                                                                      1996                 1995
                                                                   ----------           ---------
Average yield on interest-earning assets                             10.05%                9.77%
Average rate paid on interest-bearing liabilities                     4.96%                4.70%
Net interest spread                                                   5.09%                5.07%
Net interest margin (net interest earnings divided
   by total interest-earning assets)                                  6.10%                5.98%


Interest income:
Interest and fees on loans (3)                                       $8,202,657            $5,999,755
Investment securities:
   U.S. Treasury securities                                             133,473                87,499
   U.S. Government agencies & corp.                                     705,175               732,659
   States & political subdivisions                                       79,048                85,707
   Other investments                                                     19,460                 3,340
   Interest on federal funds sold                                       220,072               265,766
   Interest on deposits with other banks                                  8,740                11,935
                                                                     -----------           ----------
      Total interest income                                          $9,368,625            $7,186,661
                                                                     -----------           ----------



  Interest expense:
   Interest on deposits:
      Demand                                                        678,718              651,957
      Savings                                                       144,098              125,551
      Time deposits of $100,000 or more                             912,059              632,954
      Other time deposits                                         1,939,439            1,366,384
                                                                 ----------            ---------

   Total interest on deposits                                     3,674,314            2,776,846

Interest on federal funds purchased and securities                   12,116               12,525
                                                                 ----------           ----------
   sold under agreements to repurchase

   Total interest expense                                         3,686,430            2,789,371
                                                                 ----------           ----------
   Net interest income                                           $5,682,195           $4,397,290
                                                                 ==========           ==========

(1) Yields on tax exempt securities have not been computed on a tax equivalent basis.

(2) Nonaccrual loans are included in average loans for the years ended December 31, 1996, and 1995.

(3) Fee income on loans totaled $614,866 for the year ended December 31, 1996, and $395,549 for the year ended December 31, 1995.

        RATE/VOLUME ANALYSIS OF NET INTEREST INCOME. The effect on interest income, interest expense and net interest income, in the periods indicated, of changes in average balance and rate from the corresponding prior period is shown below. Volume change is calculated as the change in volume times the old rate while rate change is the change in rate times the old volume. The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

                          Year Ended December 31, 1996
                                  compared with
                          Year Ended December 31, 1995


                                               Increase (Decrease) Due To:

                                                   Volume              Rate                  Total
                                                ------------         --------            ------------
Interest earned on:
    Interest-earning deposits in
      other banks ............                   $    (2,703)        $   (492)           $    (3,196)
   Taxable securities ........                        65,323          (30,713)                34,610
   Tax exempt securities .....                        (8,127)           1,468                 (6,659)
   Federal funds sold ........                       (30,347)         (15,347)                45,694
   Net loans .................                     2,159,344           43,558              2,202,902
                                                 -----------         --------            -----------
Total interest income ........                   $ 2,183,490         $ (1,526)           $ 2,181,964
                                                 ===========         ========            ===========
Interest paid on:
   Demand deposits ...........                        53,515          (26,754)                26,761
   Savings deposits ..........                        19,594           (1,047)                18,547
   Time deposits .............                       768,291           83,869                852,160
   Federal funds purchased ...                         1,283           (1,692)                  (409)
   Securities sold under
      agreements to repurchase                           -0-              -0-                    -0-
   Total interest expense ....                   $   842,683         $ 54,376            $   897,059
                                                 -----------         --------            -----------
   Change in net interest
   income ....................                   $ 1,340,807         $(55,902)           $ 1,284,905
                                                 ===========         ========            ===========

                         Year Ended December 31, 1995
                                compared with
                         Year Ended December 31, 1994
                         Increase (decrease) due to:



                                                   Volume              Rate                  Total
                                                ------------         --------            ------------
 Interest earned on:
  Interest-earning deposits in
      other Banks ............                   $    (7,466)        $  (3,162)          $    (4,304)
   Taxable securities ........                        36,110           125,416               161,526
   Tax exempt securities .....                         1,871               194                 2,065
   Federal funds sold ........                        67,006            67,903               134,909
   Net loans .................                     1,345,200           278,350             1,623,550
                                                 -----------         ---------           -----------
Total interest income ........                   $ 1,442,721         $ 475,025           $ 1,917,746
                                                 ===========         =========           ===========
Interest paid on:
   Demand deposits ...........                      (169,889)          287,541               117,652
   Savings deposits ..........                        (6,738)              -0-                (6,738)
   Time deposits .............                       646,987           473,239             1,120,226
   Federal funds purchased ...                         1,705             1,528                 3,233
   Securities sold under .....                        (8,799)            4,539                (4,260)
                                                 -----------         ---------           -----------
      agreements to repurchase
   Total interest expense ....                   $   463,266         $ 766,847           $ 1,230,113
                                                 -----------         ---------           -----------
   Change in net interest ....                   $   979,455         $(291,822)          $   687,633
    income ...................                   ===========         ==========           ==========



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

        Gap analysis measures how the Bank is positioned for interest rate changes. Below is an analysis of rate sensitive assets and liabilities as of December 31, 1996.

                          Interest Rate Sensitivity
                              December 31, 1996
                            (Dollars in thousands)


                                              0-3                   3-12                               5 Yr.
                                             Months                Months          1-5 Yr              More              Total
                                         -------------          ----------       ----------          --------         -----------
Interest Earning Deposits                $       25            $     -0-         $      -0-           $    -0-          $     25

Investment Securities                         5,894                  400              7,252              1,532            15,078

Federal Funds Sold                            1,860                  -0-                -0-                -0-             1,860

Loans                                        43,875               3,303              23,677              1,061            81,916
                                         ----------            ---------         ----------           --------          --------

Total Rate Sensitive                         51,654               3,703              30,929              2,593            98,879
  Assets                                 ----------            ---------         ----------           --------          --------

NOW and MMDA Dep.                            19,229                  -0-                -0-                -0-            19,229
Savings Deposits                              5,667                  -0-                -0-                -0-             5,667
Time Deposits                                21,324               19,910             14,891                -0-            56,125

Securities Sold Under
   Agreements to
   Repurchase                                   -0-                  -0-                -0-                -0-               -0-
                                         ----------            ---------         ----------           --------          --------
Total Rate Sensitive
   Liabilities                           $   46,220               19,910             14,891                -0-           -81,021
                                         ----------            ---------         ----------           --------          --------
Excess (Deficiency) of
Rate Sensetive Assets
Less Rate Sensitive
Liabilities                              $    5,434            $  (6,207)        $   16,038           $  2,593            17,858
                                         ==========            =========         ==========           ========          ========

Cumulative GAP                           $    5,434            $    (773)        $   15,265           $ 17,858

Percent of Cumulative Gap
   to Total Earning Assets                     5.49%                (.78)             15.43%             18.06%


        As indicated in the above table, the positive gap between rate sensitive assets and rate sensitive liabilities during the 0-3 month period would allow the Company to reprice its assets faster than its liabilities in a rising interest rate environment, which would have a positive effect on earnings. However, in an decreasing interest rate environment, the Company would experience a decrease in earnings. The negative gap between rate sensitive assets and rate sensitive liabilities represents the liabilities repricing faster than assets. In a increasing interest rate market, the opposite would result. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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


                                                         1996                1995
                                                   -------------      -------------
Balance, beginning of year                      $       918,036      $     715,230
Provision charged to operations                         856,312            335,000

Loans charged off:
   Commercial                                          (391,099)           (53,826)
   Real Estate Mortgage                                 (10,143)               -0-
   Consumer                                             (71,099)           (28,374)
   Credit Cards                                        (110,991)           (88,709)
                                                   ------------          ---------
                                                $      (583,332)     $    (170,909)
Loan recoveries:
   Commercial                                            17,569      $      26,892
   Real Estate                                              199                -0-
   Consumer                                               3,907                647
   Credit Card                                            1,482             11,176
                                                   ------------          ----------
                                                         23,157             38,715
                                                   ------------          ----------
Net Loans Charged Off                           $      (560,175)     $    (132,194)

Balance, end of year                            $     1,214,173      $     918,036
                                                   ============         ============

Ratio of net charge-offs during the                         .76%               .24%
period to total loans outstanding
during the period


The provision for loan losses was $856,312 in the year ended December 31, 1996, compared to $335,000 in the year ended December 31, 1995. The increase in the provision was the result of the increase in the loan portfolio from $67,771,350 at December 31, 1995, to $81,915,981 at December 31, 1996 and the charge off of commercial loans totalling $391,099.

        ALLOCATION OF ALLOWANCE. The table below sets forth the amount of the allowance for loan losses allocated by the Company by loan categories.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                       December 31,
                                           --------------------------------------------------------------------------
                                                          1996                                 1995
                                           -----------------------------------    -----------------------------------
                                                                      % of                                 % of
                                                                   Category to                           Category to
Allowance for loan loss                                              Total                                Total
balance applicable to:                              Amount           Loans             Amount             Loans
                                                  ---------         --------        ------------        ----------
   Commercial                                    $  466,027           52.43%         $ 305,625            19.69%
   Real Estate-construction                         242,254           23.75%           140,000            20.64%
   Real Estate-mortgage                             397,019           15.71%           327,156            48.71%
   Consumer                                          63,711            6.44%            55,313             8.54%
   Credit Cards                                      45,162            1.67%            89,942             2.42%
                                                 ----------         -------          ---------           -------

                                                 $1,214,173          100.00%         $ 918,036           100.00%
                                                 ==========         =======          =========           ======


        Nonaccrual, past due and restructured loans at the end of each reported period are as follows:


                                                90 Days & Over                              Non-
                                                   Past Due          Restructured          Accrual
                                                --------------       ------------         ---------
December 31, 1996                                 $   564,530         $  303,913         $    14,854

December 31, 1995                                 $   379,009         $  513,000         $   118,130


Of the $564,530 in loans past due 90 days and over, at December 31, 1996, $489,646 is represented by two commercial loans, three consumer loans totalling $32,895, and credit card related loans totalling $41,989. The $303,913 in restructured loans at December 31, 1996, represents one commercial loan of which the Bank is negotiating a settlement with the borrower. At December 31, 1996, there was $250,000 in the reserve account allocated for this commercial loan. Restructured loans at December 31, 1995, represents one commercial loan. In addition to loans reflected as restructed in the table above, the bank also had $662,087 and $500,000 at December 31, 1996 and 1995, respectively, which are considered impaired under the provision of FAS 114. If the nonaccrual loans had been accruing interest for the full year, the Bank would have recognized an additional $2,000 and $9,000 income in 1996 and 1995, respectively. The Bank recognized approximately $250 and $4,000 in interest income from these loans in 1996 and 1995, respectively.

       The Bank places a non credit card related loan on nonaccrual status when the loan is 90 days or more past due and management feels the collection of this debt is doubtful. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. Credit card loans are carried for a term of 180 days past due before being charged off. Nonperforming loans as a percentage of period end loans were .38% at December 31, 1996, compared to .94% at December 31, 1995. The decrease is due primarily to the reduction of restructured loans. Of the $631,130 nonperforming loans outstanding at December 31, 1995, $325,000 was charged off in 1996. Management views this as a one time occurrence with one borrower and it does not represent any trends of deterioration of the loan portfolio.

        As of December 31, 1996, there were 21 loans totaling $2,000,429 classified for regulatory purposes as substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects may materially impact future operating results, liquidity, or capital resources of the borrower, or (ii) represent material credits with respect to which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Reserves, if any are required, are specifically allocated to each of these loans based on management's assessment of risk and the value of collateral, if any, pledged to secure such loans.

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

NONINTEREST INCOME AND EXPENSE

        NONINTEREST INCOME. Noninterest income increased $108,356, or 20.19%, to $644,972 in 1996 from $536,616 in 1995. The largest component of noninterest income is service charges on deposit accounts, which totaled $503,621 in 1996, a 20.43% increase over the 1995 level of $418,162. Other income increased $8,812, or 14.51%, to $69,544 in 1996 as compared to $60,732 in 1995.

        The following table sets forth, for the periods indicated, the principal components of noninterest income:

                               Noninterest Income


                                                          Year Ended December 31,
                                                       1996                     1995
Service charges on deposit accounts                $    503,621              $   418,162
Securities gains (losses)                                   142                       32
Gain on sale of SBA loans                                71,825                   57,690
Other                                                    69,384                   60,732
                                                   ------------              -----------
   Total noninterest income                        $    644,972              $   536,616
                                                   ============              ===========



                               Noninterest Expense


                                                          Year Ended December 31,
                                                       1996                     1995
                                                   ------------              ------------
Salaries and employee benefits                     $  1,620,921              $  1,383,077
Net Occupancy expense                                   391,969                   373,084
Amortization of intangibles                              97,857                    97,857
Professional fees                                       427,219                   361,460
Other                                                   978,905                   799,706
                                                   ------------              ------------
   Total noninterest expense                       $  3,516,871              $  3,015,184
                                                   ============              ============

Efficiency ratio                                          55.58%                    61.12%

        Salaries and employees benefits increased $237,844, or 17.20%, to $1,620,921 in 1996 from $1,383,077 in 1995 due to the increase in staffing, including the addition of two senior loan officers. Net occupancy increased $18,885, or 5.06%, to $391,969 in 1996, from $373,084 in 1995. This was due primarily to an upgrade of dated computer equipment and incorporating a network environment between the three banking locations. Other expenses increased $179,199 or 18.31% to $978,905 in 1996 from $799,706 in 1995. This increase is due to a one time assessment by the FDIC based on the thrift deposits the Bank had. This assessment totaled $167,056 and was reflected in the third quarter earnings report.

EARNING ASSETS

        LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $73,446,044 in 1996 compared to $54,099,512 in 1995, an increase of $19,346,532 or

35.76%. At December 31, 1996, total loans were $81,915,981 compared to $67,771,350 at the end of 1995.

        The following table shows the comparison of the loan portfolio by category at the dates indicated.

                                            COMPOSITION OF LOAN PORTFOLIO


               Types of Loans                        1996                 1995
                                                 -------------     ---------------

Commercial                                      $    17,340,052    $    13,352,445
Real estate - commercial                             25,713,790         19,508,647
Real estate - individual                             12,898,096         13,533,383
Real estate - construction                           19,505,888         14,000,093
Installment & single payment ind.                     5,255,715          5,413,624
Credit Cards                                          1,375,249          1,635,306
Other                                                    28,799            396,491
                                                ---------------    ---------------

   Total loans                                       82,117,589         67,839,989

   Net deferred loan fees/cost                         (201,608)           (68,639)
                                                ---------------    ---------------

   Total net loans                              $    81,915,981    $    67,771,350
                                                 ==============     ==============

        The principal component of the Company's loan portfolio is real estate loans. At year end 1996, loans secured by real estate totalled $58,117,774, or 70.77% of the portfolio. Commercial real estate made up $25,713,790 of the portfolio and represents the principal component of the Bank's loan portfolio. This category of loans increased $6,205,143, or 31.80%, from 1995 due to relationships moving from another financial institution in connection with the Bank's hiring of two senior loan officers who had previously been with that other financial institution. Nonresidential mortgage loans, which include commercial loans, single family construction, and other loans secured by multi-family properties and farmland, increased $9,493,402, or 34.70%, to $36,845,940 at December 31, 1996, from $27,352,538 at year end 1995. The increase in nonresidential mortgage loans also reflects the growth of the Company's lending for commercial real estate purposes and an increase in commercial loans in which a security interest in real estate was obtained as primary collateral.

        Consumer loans decreased $785,658, or 10.55%, to $6,659,763 in 1996, from $7,445,421 in 1995. The credit card portfolio decreased $260,057, or 15.90%, to $1,375,249 at December 31, 1996. Due to the increase in national trends of bankruptcy and the Bank's increase in credit card charge offs, management has entered into an agreement in 1997 with another financial institution to sell the credit card portfolio. This portfolio did not perform as expected over the past years and management did not forsee any increase in its performance. Settlement for this transaction will occur on January 31, 1997, based on that day's balances. The sale of the portfolio will result in an approximate $73,000 write off of the unamortized premium from the purchase of this portfolio in 1991.


        The following is a presentation of an analysis of maturities of loans as of December 31, 1996 (in thousands) :


                                                 Maturing         Maturing        Maturing
                                                 in 1 Year         in 1 to          After
Type of Loan                                      or less          5 years         5 years          Total
------------                                 ----------------  ---------------  -------------  -------------
Commercial                                      $   12,651       $    4,467       $     222       $   17,340
Real estate (commercial)                            15,982            9,455             277           25,714
Real estate (industrial)                             6,894            5,569             435           12,898
Real estate (construction)                          19,207              299             -0-           19,506
Installment                                          1,252            3,877             126            5,255
Credit Card                                          1,375              -0-             -0-            1,375
Other                                                   29              -0-             -0-               29
                                                ----------       -----------      ----------      ----------
Total                                           $   57,390       $   23,667       $   1,060       $   82,117
                                                ==========       ===========      ==========       =========


Scheduled repayments are reported in the maturity category in which the payment is due based upon contract terms. Demand loans, loans having non-stated schedule of repayments, and overdrafts are reported as due in one year or less. The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or in total.

        The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1996 (in thousands) :

Loans due after 1 year with
predetermined interest rates..................               $ 23,128
Loans due after 1 year with
floating interest rates.......................               $  1,599

        INVESTMENT PORTFOLIO. Investment securities comprised approximately 14% and 15% of the Bank's assets on December 31, 1996 and 1995, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United

States and other taxable and tax exempt securities. During 1995 and 1996, the Bank purchased primarily securities issued by U.S. Government Agencies and Treasuries with maturities of three years or less. This will be the investing philosophy of management during 1997 as well. The Bank has included in its investment portfolio instruments described as a derivative, and, in particular, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 (SFAS 115) on the accounting and reporting for investments in all debt and equity securities that have readily determinable fair values. SFAS 115 requires that investments are to be classified as held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are to be reported at amortized cost, while available-for-sale securities and trading securities are to be reported at fair value. The Bank elected to adopt SFAS 115 as of December 31, 1993. Retroactive application of SFAS 115 to prior years is not allowed. At December 31, 1996, the Bank had $13,145,260 in investment securities available-for-sale and $1,659,519 in securities held-to-maturity. The net unrealized loss on available for-sale-securities, net of deferred income taxes of $71,110, was $138,034 on December 31, 1996.

The carrying value and estimated market value of investment securities held to maturity are as follows at December 31:


                                                                        1996
                                        -------------------------------------------------------------------
                                           Carrying           Unrealized      Unrealized          Market
                                             Value               Gains          Losses             Value
                                        ------------          -----------      ---------          ---------
States and political
   subdivisions                         $ 1,659,519           $ 12,652         $6,208          $ 1,665,963




                                                                          1995
                                        -------------------------------------------------------------------
                                            Carrying          Unrealized       Unrealized         Market
                                              Value              Gains           Losses            Value
                                        ------------          -----------      ---------          ---------
States and political
subdivisions                            $ 1,858,720           $ 11,140         $8,351          $ 1,861,509


        The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:


                                                                  1996
                                  ---------------------------------------------------------------------
                                    Amortized          Unrealized        Unrealized           Market
                                      Cost                Gains            Losses              Value
                                  -------------       -----------      -----------       --------------
U.S. Treasury Securities          $    496,410         $      152       $        -0-       $      496,562
U.S. Government
   Agencies and
   Corporations                      7,882,039              3,660             23,787            7,861,912
Mortgage-backed                      4,975,955              2,189            191,358            4,786,786
   securities



                                                                  1995
                                  ---------------------------------------------------------------------
                                    Amortized         Unrealized       Unrealized           Market
                                      Cost               Gains           Losses              Value
                                  -------------       -----------      -----------       --------------
U.S. Treasury Securities          $    1,254,124     $    9,470       $        -0-       $    1,263,594
U.S. Government
   Agencies and
   Corporations                        5,704,379         35,167             35,250            5,703,296
Mortgage-backed
   securities                          4,079,081            871            155,422            3,924,530


The carrying value and estimated market value of investment securities held-to-maturity and the amortized cost and estimated market value of investment securities available-for-sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.


                               Investment Securities              Investment Securities
                                Available-for-Sale                  Held-to-Maturity
                            --------------------------------    -----------------------------------------
                            Carrying              Market          Amortized         Market          Net
                              Value                Value            Cost             Value         Yield
                            ---------           ---------         ---------        --------       -------
Due in one year or
   less                   $    1,344,715       $ 1,346,327        $    -0-         $     -0-        5.65%
Due after one year
   through five
   years                       8,144,198         8,135,232         614,994           616,418        5.92%
Due after five
   years through
   ten years                     500,000           487,656         784,537           784,498        5.35%
Due after ten years            3,365,491         3,173,045         259,988           265,047        6.10%


The yields stated above have not been computed on a tax equivalent basis.

        Breakdown on maturity by category of the investment securities held-to-maturity and available-for-sale as of December 31, 1996. Items below are shown at amortized cost.


                                        0-1 Year             1-5 Years          5-10 Years            Over 10
                                   -------------------  -------------------  -----------------  -----------------
U.S. Treasury Sec.                   $          -0-       $       496,410     $         -0-        $          -0-
U.S. Government Agencies
   & Corp.                                1,344,715             6,037,324           500,000                   -0-
Mortgage Backed                                 -0-             1,610,463               -0-             3,365,492
States & Political
   subdivisions                                 -0-               614,994           784,537               259,988
                                     --------------        --------------      ------------        --------------
     Total                           $    1,344,715       $     8,759,191     $   1,284,537        $    3,625,480



        SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest bearing deposits with other banks, averaged $4,109,465 in 1996, compared to $4,698,673 in 1995. At December 31, 1996, short-term investments totaled $1,885,088. Federal funds sold are a primary source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

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


                                                         1996          Rate               1995          Rate
                                                   ----------------   -------       ----------------   -----
(1)      Non-interest Bearing
            Demand Deposits                        $     16,135,113    0.00%        $   13,621,030      0.00%
(2)      Interest Bearing Demand
            Deposits                                     21,929,897    3.09%            20,239,475      3.22%
(3)      Savings Deposits                                 5,963,929    2.42%             5,146,849      2.44%
(4)      Time Deposits                                   46,138,495    6.18%            33,674,596      5.94%



At December 31, 1996, the Bank had $15,290,467 on deposit in certificates of deposit of $100,000 or more. The table below indicates the remaining maturities of certificates of deposit over $100,000. Management believes that these deposits are with individuals or businesses within the Bank's local market area and with whom or which the Company has had consistent deposit relationships. The Company does not have brokered deposits.


          3 months or less                 $     11,772,653
          3 months to 6 months                    1,318,566
          6 months to 12 months                   1,173,219
          12 months & over                        1,026,029

          Total                            $     15,290,467
                                            ===============

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

        CAPITAL. Shareholders' equity at December 31, 1996, was $9,164,716, or 8.44% of total assets. The increase of $1,029,113 from 1995 was primarily attributable to the retention of earnings for 1996 offset by the decrease in market value of investment securities available for sale. These changes were partially offset by the payment of cash dividends. The following table sets forth the applicable required well capitalized capital ratios for the Bank and the actual capital ratios for that entity as of December 31, 1996:


          Leverage Capital                    Tier 1 Capital                   Risk-Based Capital
             Regulatory                         Regulatory                         Regulatory
              Minimum            Actual           Minimum         Actual             Minimum            Actual
              -------            ------           -------         ------             -------            ------
Bank           5.0%               8.2%             4.0%           10.2%              10.0%               11.4%


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

        The Company's federal funds sold position, its primary source of liquidity, averaged $3,929,727 during the year ended December 31, 1996 and was $1,860,000 at December 31, 1996; averaged $4,462,767 during the year ended December 31, 1995, and was $2,880,000 at December 31, 1995. Liquidity can also be managed using the overnight and short-term borrowings market, generally selling excess funds. The Company has short-term borrowing lines of $4,500,000 with several financial institutions, although these are seldom utilized. Other sources of liquidity include the maturing and selling of investment securities as well as cash generated from the repayment of loans.

        The Bank also offers repurchase agreements (Repo's) to one commercial customer. Repo's are obligations of the Bank to collateralized funds on deposit with U.S. Treasuries in the Bank's investment portfolio. The commercial customer is paid a percentage of the interest rate the Bank earns on the investment. The funds on deposit with the Bank are not FDIC insured because they are collateralized by these investments.

        At December 31, 1996, the Bank had $21,845,000 in unfunded loan commitments. There were $6,074,000 included in the above number that represents credit card commitments and $15,771,000 in unfunded commercial real estate construction and land development loans. If these loans were to be funded the bank has procedures in place to provide the needed cash. In addition to these lines of credit, the Bank has a repurchase agreement with a correspondent bank which has a credit limit of $12,000,000. Any advances under this agreement will be collateralized by investment securities of the Bank. The Bank also has a line of credit established with the Federal Home Loan Bank which totals $5,000,000. Any advances under this agreement will be collateralized by real estate mortgage loans. There were no advances under these lines during 1996 or 1995.

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

ACCOUNTING RULE CHANGES

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishers of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement of No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

     ACCOUNTING FOR STOCK BASED COMPENSATIon. Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the financial condition or results of operations of the Company.

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


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and independent accountant's report thereon included on the following pages are incorporated herein by reference.

     F-1  Report of Independent Auditors

     F-2  Consolidated Balance Sheets, December 31, 1996 and 1995

     F-5 Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

     F-8 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

     F-9 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

     F-12 Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III of Form 10-KSB is, pursuant to General Information G(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "1997 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 1997 Annual Meeting of Shareholders to be held on April 24, 1997.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Directors and Executive Officers of the Company and the Bank" and "Compensation of Directors and Executive Officers--Compliance with Beneficial Ownership Reporting Rules" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     The information contained under the caption "Compensation of Directors and Executive Officers" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3.   Exhibits

     Exhibit
     Number                            Description

     3.1*               Articles of Incorporation
     3.2*               Bylaws
     10.5***            Settlement Agreement and Release with Fayette County
                        Bancshares, Inc. and Terry L. Miller as of October 21,
                        1994.
     10.6***            Fayette County Bancshares, Inc. Stock Option Plan
     10.7               Purchase Agreement-Credit Card Accounts dated January
                        23, 1997 between Fayette County Bank and Carolina First
     11                 Computation of Net Income Per Share
     21.1**             Subsidiaries of the Company
     24                 Power of Attorney (contained on the Signature Page)
     27                 Financial Data Schedule (for SEC use only)

* Previously filed as exhibits to the Company's Registration Statement on Form S-18 (Registration No. 33-6658-A) and incorporated herein by reference.

** Previously filed as exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1990.

*** Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(b)  Reports on Form 8-K
     NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized March 27, 1997.

                     FIRST COMMUNITY BANKING SERVICES, INC.

By:  /s/ Mark B. Kearsley                    By: /s/ Ira P. Shepherd
     --------------------                        -----------------------
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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 1997.

         Signature                                   Title

/s/ Robert W. Bertelsbeck                           Director
-------------------------
Robert W. Bertelsbeck


/s/ Joseph S. Black                                 Director
-------------------------
Joseph S. Black


/s/ Robert C. Gasko                                 Director
-------------------------
Robert C. Gasko

/s/ Kerstin M. Gasko                                Director
-------------------------
Kerstin M. Gasko


/s/ Mukut Gupta                                     Director
-------------------------
Mukut Gupta


/s/ G. Webb Howell                                  Director
-------------------------
G. Webb Howell


/s/ Mark A. Jungers                                 Director
-------------------------
Mark A. Jungers


/s/ John E. Molis                                   Director
-------------------------
John E. Molis


/s/ Richard A. Parlontieri                          Director
-------------------------
Richard A. Parlontieri


/s/ Donnie H. Russell                               Director
-------------------------
Donnie H. Russell


/s/ Fred B. Sheats                                  Director
-------------------------
Fred B. Sheats


/s/ H. Geoffrey Slade, Sr.                          Director
-------------------------
H. Geoffrey Slade, Sr.


/s/ Enrico A. Stanziale                             Director
-------------------------
Enrico A. Stanziale


/s/ John R. Torretto                                Director
-------------------------
John R. Torretto


/s/ Mark B. Kearsley                                /s/ Ira P. Shepherd
-------------------------                           ---------------------
Mark B. Kearsley                                    Ira P. Shepherd
Principal Financial and                             Principal Executive Officer
Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
First Community Banking Services, Inc.
         and Subsidiary
Peachtree City, Georgia

         We have audited the accompanying consolidated balance sheets of First Community Banking Services, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1996. These consolidated financial statements are the responsibility of First Community Banking Services, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Banking Services, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note A to the consolidated financial statements, in 1996 First Community Banking Services, Inc. and subsidiary changed its method of disclosure for stock-based compensation.


BRICKER & MELTON, P.A.

January 31, 1997
Duluth, Georgia

                                       F1

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                            1996                 1995
                                                                                       --------------       --------------
                           ASSETS
Cash and due from banks (Note B)                                                      $     5,317,785      $     2,972,249
Federal funds sold                                                                          1,860,000            2,880,000
Interest-bearing deposits in other financial institutions                                      25,088              195,000
Investment securities held to maturity (market value of
         $1,665,963 and $1,861,509, respectively)                                           1,659,519            1,858,720
         (Note C)
Investment securities available for sale (Note C)                                          13,145,260           10,891,420
Other investments (Note C)                                                                    273,200              251,000

Loans, net of deferred loan fees (Notes D and J)                                           81,915,981           67,771,350
Less:  Allowance for loan losses (Note D)                                                   1,214,173              918,036
                                                                                       --------------       --------------
         Loans, net                                                                        80,701,808           66,853,314

Premises and equipment, net (Note E)                                                        3,352,404            3,266,404
Other real estate                                                                             399,199               68,931
Accrued interest receivable                                                                   885,625              700,771
Intangible assets, net of accumulated amortization of
         $539,226 and $441,369, respectively                                                  470,774              568,631
Other assets (Note H)                                                                         463,027              426,163
                                                                                       --------------       --------------

                                    TOTAL ASSETS                                      $   108,553,689      $    90,932,603
                                                                                       ==============       ==============
            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits (Notes G and N):
                  Noninterest-bearing demand                                          $    17,122,818      $    13,650,114
                  Interest-bearing demand and money                                        19,229,218           21,964,114
                  market
                  Savings                                                                   5,666,954            5,333,685
                  Time deposits of $100,000 or more                                        15,290,467           12,301,137
                  Other time deposits                                                      40,834,909           28,187,826
                                                                                       --------------       --------------


The accompanying notes are an integral part of these consolidated financial statements.



                                       F2

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                            1996                 1995
                                                                                       --------------       --------------
                         Total Deposits                                                   98,144,366           81,436,876


         Federal funds purchased and securities sold
                  under agreements to repurchase (Note F)                                  --                       1,161
                  F)
         Accrued interest payable                                                            941,468            1,169,413
         Other liabilities (Note H)                                                          303,139              189,550
                                                                                       --------------       --------------
                                    TOTAL                                                 99,388,973           82,797,000
                                    LIABILITIES
                                                                                       --------------       --------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.


                                       F3

                    FIRST COMMUNITY BANKING SERVICES, INC.
                                AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS, (Continued)




                                                                                                  December 31,
                                                                                       -----------------------------------
                                                                                            1996                 1995
                                                                                       --------------       --------------
STOCKHOLDERS' EQUITY (Notes K and L)
         Preferred stock - $1.00 par value: 5,000,000
                  shares authorized, no shares issued                                 $     --             $     --
                  and outstanding
         Common stock - $1.00 par value: 5,000,000
                  shares authorized, 643,062 and
                  612,440 shares issued and outstanding                                       643,062              612,440
         Surplus                                                                            6,096,901            5,561,016
         Retained earnings                                                                  2,562,787            2,058,615
         Market valuation reserve on investment
                  securities available for sale (Note C)                                     (138,034)             (96,468)
                                                                                       --------------       --------------
                                    TOTAL                                                   9,164,716            8,135,603
                                    STOCKHOLDERS'
                                    EQUITY                                             --------------       --------------

Commitments and contingent liabilities (Note M)

                                    TOTAL
                                         LIABILITIES                                  $   108,553,689      $    90,932,603
                                         AND
                                         STOCKHOL
                                         DERS'                                         ==============       ==============
                                         EQUITY



The accompanying notes are an integral part of these consolidated financial statements.


                                       F4

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                              For the years ended December 31,
                                                                  --------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ---------------      --------------       --------------
INTEREST INCOME
         Loans, including fees                                   $      8,202,657     $     5,999,755      $     4,376,205
         Investment securities:
                  U.S. Treasury securities                                133,473              87,499               83,882
                  U.S. Government agencies and                            705,175             732,659              578,090
                  corporations
                  States and political subdivisions                        79,048              85,707               83,642
                  Other investments                                        19,460               3,340            --
         Federal funds sold                                               220,072             265,766              130,857
         Interest-bearing deposits in other financial
                  institutions                                              8,740              11,935               16,239
                                                                  ---------------      --------------       --------------
                           TOTAL INTEREST                               9,368,625           7,186,661            5,268,915
                                                                  ---------------      --------------       --------------

INTEREST EXPENSE
         Interest-bearing demand and money market                         678,718             651,957              534,305
         Savings                                                          144,098             125,551              132,289
         Time deposits of $100,000 or more                                912,059             632,954               46,806
         Other time deposits                                            1,939,439           1,366,384              832,306
         Federal funds purchased and securities sold
                  under agreements to repurchase                           12,116              12,525               13,552
                                                                  ---------------      --------------       --------------
                           TOTAL INTEREST                               3,686,430           2,789,371            1,559,258
                           EXPENSE                                ---------------      --------------       --------------

                           NET INTEREST INCOME                          5,682,195           4,397,290            3,709,657

PROVISION FOR LOAN LOSSES (Note D)                                        856,312             335,000               92,000
                                                                  ---------------      --------------       --------------

                           NET INTEREST INCOME
                                    AFTER                               4,825,883           4,062,290            3,617,657
                                    PROVISION FOR
                                    LOAN LOSSES
                                                                  ---------------      --------------       --------------

OTHER INCOME
         Service charges on deposit accounts                              503,621          418,162                 341,911


The accompanying notes are an integral part of these consolidated financial statements.


                                       F5

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                        For the years ended December 31,
                                                                     -------------------------------------
                                                                       1996          1995           1994
                                                                     -------       -------        -------
         Investment securities gains(losses), net (Note                  142            32       (101,126)
         Gains on sales of SBA loans                                  71,825        57,690        102,742
         Loss on sale of loans                                          (160)       --             --
         Other income                                                 69,544        60,732         37,504
                                                                     -------       -------        -------
                           TOTAL OTHER INCOME                        644,972       536,616        381,031
                                                                     -------       -------        -------

                                   (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                                       F6

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME, (Continued)



                                                                  --------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ---------------      --------------       --------------
OTHER EXPENSE
         Salaries and wages                                      $      1,395,694     $     1,210,974      $       973,658
         Employee benefits (Note I)                                       225,227             172,103              174,709
         Net occupancy expense                                            181,831             198,565              179,818
         Furniture, fixtures and equipment expense                        210,138             174,519              193,369
         Professional and outside services                                427,219             361,460              390,223
         Amortization of intangible assets                                 97,857              97,857               97,857
         Other expense (Note O)                                           978,905             799,706              821,444
                                                                  ---------------      --------------       --------------
                           TOTAL OTHER EXPENSES                         3,516,871           3,015,184            2,831,078
                                                                  ---------------      --------------       --------------

                           INCOME BEFORE
                                    INCOME TAX                          1,953,984           1,583,722            1,167,610
                                    EXPENSE

INCOME TAX EXPENSE (Note H)                                               699,573             561,475              372,236
                                                                  ---------------      --------------       --------------

                           NET INCOME                            $      1,254,411     $     1,022,247      $       795,374
                                                                  ===============      ==============       ==============

EARNINGS PER SHARE (Note A)                                      $           1.85     $          1.60      $          1.25
                                                                  ===============      ==============       ==============


The accompanying notes are an integral part of these consolidated financial statements.



                                       F7

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           For the years ended December 31, 1996, 1995 and 1994
                                               ----------------------------------------------------------------------------
                                                                                Retained          Market
                                                 Common                         Earnings        Valuation
                                                 Stock          Surplus         (Deficit)        Reserve           Total
                                               ----------     -----------      -----------      ----------      -----------
BALANCE AT DECEMBER 31, 1993                  $   606,440    $  5,507,016     $    514,642     $    (4,177)    $  6,623,921

Net income                                        --              --               795,374         --               795,374

Cash dividends declared - $.19 per share          --              --              (121,288)        --              (121,288)

Market valuation adjustment                       --              --               --             (441,377)        (441,377)
                                               ----------     -----------      -----------      ----------      -----------

BALANCE AT DECEMBER 31, 1994                      606,440       5,507,016        1,188,728        (445,554)       6,856,630

Net income                                        --              --             1,022,247         --             1,022,247

Cash dividends declared - $.24 per share          --              --              (152,360)        --              (152,360)

Proceeds from exercise of stock options             6,000          54,000          --              --                60,000

Market valuation adjustment                       --              --               --              349,086          349,086
                                               ----------     -----------      -----------      ----------      -----------

BALANCE AT DECEMBER 31, 1995                      612,440       5,561,016        2,058,615         (96,468)       8,135,603

Net income                                        --              --             1,254,411         --             1,254,411

Cash dividends declared - $.27 per share          --              --              (183,732)        --              (183,732)

Stock dividends declared - 5 percent               30,622         535,885         (566,507)        --               --

Market valuation adjustment                       --              --               --              (41,566)         (41,566)
                                               ----------     -----------      -----------      ----------      ------------

BALANCE AT DECEMBER 31, 1996                  $   643,062    $  6,096,901     $  2,562,787     $  (138,034)    $  9,164,716
                                               ==========     ===========      ===========      ==========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                       F8

                    FIRST COMMUNITY BANKING SERVICES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the years ended December 31,
                                                                  --------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ---------------      --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                              $      1,254,411     $     1,022,247      $       795,374
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                           Net amortization (accretion) of                (12,425)            (34,487)               7,548
                           investments
                           Amortization of intangible                      97,857              97,857               97,857
                           assets
                           Depreciation of premises and                   216,060             189,228              203,817
                           equipment
                           Provision for loan losses                      856,312             335,000               92,000
                           Deferred income tax provision                 (132,179)             59,456               48,418
                           (benefit)
                           Deferred net loan fees                         132,968              82,026              (55,891)
                           Investment securities (gains)                     (142)                (32)             101,126
                           losses, net
                           Gains on sales of SBA loans                    (71,825)            (57,690)            (102,742)
                           Loss on sale of loans                              160                --                   --
                           Increase in interest receivable               (184,854)           (150,098)            (106,534)
                           Increase (decrease) in interest               (227,945)            803,360               83,818
                           payable
                           (Increase) decrease in other                   116,729             (90,557)              47,734
                           assets
                           Increase (decrease) in other                   113,589              72,258             (284,442)
                           liabilities
                                                                  ---------------      --------------       --------------
                                    NET CASH
                                            PROVIDED                    2,158,716           2,328,568              928,083
                                            BY
                                            OPERATING
                                            ACTIVITIES
                                                                  ---------------      --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in interest-bearing deposits in
                  other financial institutions                            169,912             199,000                --

The accompanying notes are an integral part of these consolidated financial statements.


                                       F9

                    FIRST COMMUNITY BANKING SERVICES, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the years ended December 31,
                                                                  --------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ---------------      --------------       --------------
         Purchases of investment securities held to                     --                  --                  (2,000,000)
         maturity
         Maturities of investment securities held to                      200,000           --                   --
         maturity
         Purchases of investment securities available                 (15,840,688)         (3,695,725)          (7,269,558)
         for sale
         Purchases of other investments                                   (22,200)           (251,000)           --
         Sales of investment securities available for sale              9,612,343           --                   4,182,800
         Maturities of investment securities available                  3,923,293           5,971,482            1,981,332
         for sale
         Proceeds from sales of SBA loans                               2,262,441           1,015,625            1,201,400
         Proceeds from sales of loans                                   3,767,646           --                   --
         Loans originated or acquired, net of principal
                  repayments                                          (21,233,730)        (26,532,829)            (819,552)
         Purchases of premises and equipment                             (302,060)           (102,365)            (559,100)
         Sales of premises and equipment                                --                  --                      68,098
         Sales of other real estate                                       107,266             424,295              168,350
                                                                  ---------------      --------------       --------------
                                    NET CASH USED BY
                                          INVESTING                   (17,355,777)        (22,971,517)          (1,246,230)
                                          ACTIVITIES                  -----------         -----------           ----------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.


                                       F10

                    FIRST COMMUNITY BANKING SERVICES, INC.
                                AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

                                                                              For the years ended December 31,
                                                                  --------------------------------------------------------
                                                                       1996                 1995                 1994
                                                                  ---------------      --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase (decrease) in federal funds
                  purchased and securities sold under
                  agreements to repurchase                       $         (1,161)    $    (1,036,703)     $       535,790
         Net increase (decrease) in demand, money
                  market and savings accounts                           1,071,077           7,096,301           (8,921,263)
         Time deposits accepted, net of repayments                     15,636,413          17,753,553            5,503,590
         Proceeds from exercise of stock options and
                  warrants                                                 --                  60,000                --
         Cash dividends paid                                             (183,732)           (152,360)            (121,288)
                                                                  ---------------      --------------       --------------
                                    NET CASH
                                            PROVIDED                   16,522,597          23,720,791           (3,003,171)
                                            (USED) BY
                                            FINANCING
                                            ACTIVITIES
                                                                  ---------------      --------------       --------------

NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                               1,325,536           3,077,842           (3,321,318)
CASH AND CASH EQUIVALENTS AT
         BEGINNING OF YEAR                                              5,852,249           2,774,407            6,095,725
                                                                  ---------------      --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF
         YEAR                                                    $      7,177,785     $     5,852,249      $     2,774,407
                                                                  ===============      ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH
         PAID:
                  Interest                                       $      3,914,375     $     1,986,011      $     1,475,440
                                                                  ===============      ==============       ==============
                  Income taxes                                   $        751,000     $       508,650      $       556,932
                                                                  ===============      ==============       ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
         FINANCING AND INVESTING
         ACTIVITIES:
                  Acquisition of real estate in settlement       $        437,534     $      --            $       171,520
                  of loans
                                                                  ===============      ==============       ==============


The accompanying notes are an integral part of these consolidated financial statements.


                                       F11

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         During 1996, the Company changed its name from Fayette County Bancshares, Inc. to First Community Banking Services, Inc. First Community Banking Services, Inc. and subsidiary provide fullservice commercial banking services primarily in Fayette County, Georgia.

         The accounting and reporting policies of First Community Banking Services, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

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


BASIS OF PRESENTATION
         The consolidated financial statements include the accounts of First Community Banking Services, Inc. (Parent Company) and its wholly-owned subsidiary, Fayette County Bank (Bank), collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


INTEREST-BEARING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS
         The Bank purchases certificates of deposit from various financial institutions and has interest-bearing deposits with the Federal Home Loan Bank.


                                       F12

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Interest-bearing deposits are reported at cost. Interest income is recognized based on the simple interest method for principal amounts outstanding.



                                     F13

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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


LOANS
         Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on all loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of Small Business Administration loans are deferred and recognized as income when all conditions of the sale have been met. Interest income on impaired loans is recognized using primarily the interest income method.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." The provisions of SFAS 122 denote the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption of SFAS 122 did not have a significant impact on the financial condition or results of operations of the Company.


ALLOWANCE FOR LOAN LOSSES
         The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining



                                       F14

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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


                                       F15

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the financial condition or results of operations of the Company.


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

EARNINGS PER SHARE


                                     F16

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         Earnings per share has been computed based on the weighted average number of common shares outstanding during the period, which totaled 679,790, 640,752 and 637,062 shares in 1996, 1995 and 1994, respectively. Stock options and warrants, as described in Note L, are considered to be common stock equivalents for purposes of calculating earnings per share. The effect of including these common stock equivalents in the earnings per share calculations for the year ended December 31, 1996 is dilutive. Stock dividends issued have been retroactively recognized for all periods presented.


                                       F17

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

STOCK-BASED COMPENSATION
         The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.


FINANCIAL INSTRUMENTS
         In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.


FAIR VALUES OF FINANCIAL INSTRUMENTS
         The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note P):

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



                                     F18

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

         Short-term borrowings--The carrying amount of federal funds purchased and other short-term borrowings maturing within 30 days approximates fair value.


                                       F19

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

         Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

         Off-balance-sheet instruments--Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the borrower's credit standing.


CASH AND CASH EQUIVALENTS
         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


PENDING ACCOUNTING PRONOUNCEMENTS
         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of the FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 is not expected to have a significant impact on the financial condition or results of operations of the Company.


RECLASSIFICATIONS
         Certain reclassifications have been made in the 1995 and 1994 financial statements to conform with the 1996 presentation.


NOTE B--CASH AND DUE FROM BANKS

         A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement at December 31, 1996 and 1995

                                       F20

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



was approximately $720,000 and $450,000, respectively. The Bank maintained cash balances which were adequate to meet this requirement.

                                     F21

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE C--INVESTMENT SECURITIES

         The amortized cost and estimated market value of investment securities held to maturity are as follows at December 31:


                                                                                   1996
                                                --------------------------------------------------------------------------
                                                  Amortized         Unrealized           Unrealized             Market
                                                    Cost              Gains                Losses                Value
                                                -------------      ------------         ------------         -------------
States and political subdivisions              $    1,659,519        $  12,652          $     6,208         $    1,665,963
                                                =============         ========           ==========          =============


                                                                                   1995
                                                --------------------------------------------------------------------------
                                                  Amortized         Unrealized           Unrealized             Market
                                                    Cost              Gains                Losses                Value
                                                -------------      ------------         ------------         -------------

States and political subdivisions              $    1,858,720        $  11,140          $     8,351         $    1,861,509
                                                =============         ========           ==========          =============

         The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:



                                                                                   1996
                                                --------------------------------------------------------------------------
                                                  Amortized         Unrealized           Unrealized             Market
                                                    Cost              Gains                Losses                Value
                                                -------------      ------------         ------------         -------------
U.S. Treasury securities                       $      496,410        $     152          $   --              $      496,562
U.S. Government agencies and
         corporations                               7,882,039            3,660               23,787              7,861,912
Mortgage-backed securities                          4,975,955            2,189              191,358              4,786,786
                                                -------------         --------           ----------          -------------
                                               $   13,354,404        $   6,001          $   215,145         $   13,145,260
                                                =============         ========           ==========          =============


                                                                                   1995
                                                --------------------------------------------------------------------------
                                                  Amortized         Unrealized           Unrealized             Market
                                                    Cost              Gains                Losses                Value
                                                -------------      ------------         ------------         -------------


U.S. Treasury securities                       $    1,254,124        $   9,470          $    -              $    1,263,594
U.S. Government agencies and
         corporations                               5,704,379           35,167               36,250              5,703,296
Mortgage-backed securities                          4,079,081              871              155,422              3,924,530
                                                -------------         --------           ----------          -------------
                                               $   11,037,584        $  45,508          $   191,672         $   10,891,420
                                                =============         ========           ==========          =============

         Other investments at December 31, 1996 and 1995 consists of stock in the Federal Home Loan Bank of Atlanta.

                                       F22

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE C--INVESTMENT SECURITIES, (Continued)

         The net unrealized loss on available for sale securities at December 31, 1996 and 1995, net of the related deferred taxes of $71,110 and $49,696, is $138,034 and $96,468, respectively, and is included as a separate component of stockholders' equity.

         The investment securities classified as available for sale at December 31, 1996, with a market value of approximately $13,145,000, consist of Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed pools and collateralized mortgage obligations which have floating-rate yields with caps on the yields. Approximately $5,864,000 of these securities are derivative securities. These securities have stated maturities ranging from 1997 through 2023 and have a current weighted average net yield of 5.92 percent. The market value of these securities is generally affected positively by declining interest rates and negatively by increasing interest rates. In addition, the market value increases or decreases based on supply and/or demand for a particular type of security and various other factors. Presently, the market value of these securities is volatile due to the above interest and market factors.

         The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.


                                                        Investment Securities                  Investment Securities
                                                           Held to Maturity                      Available for Sale
                                                   --------------------------------       --------------------------------
                                                     Amortized           Market             Amortized           Market
                                                       Cost               Value                Cost              Value
                                                   -------------      -------------       --------------     -------------
Due in one year or less                           $     --           $     --            $     1,344,715    $    1,346,327
Due after one year through five years                    614,994            616,418            8,144,198         8,135,232
Due after five years through ten years                   784,537            784,498              500,000           487,656
Due after ten years                                      259,988            265,047            3,365,491         3,176,045
                                                   -------------      -------------       --------------     -------------
                                                  $    1,659,519     $    1,665,963      $    13,354,404    $   13,145,260
                                                   =============      =============       ==============     =============


         Proceeds from sales of investment securities available for sale during 1996 and 1994 were $9,612,201 and $4,182,800, respectively, with gross gains of $27,287 and $27,663 and gross losses of $27,458 and $127,545 realized on those sales. There were no sales of investment securities in 1995. Maturities of investment securities available for sale during 1996, 1995 and 1994 were $3,923,293, $5,971,418 and $1,981,332, respectively, with gross gains of $660,
$32 and $55 and gross losses of $347, $0 and $1,299 realized on those transactions.


                                       F23

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


         Investment securities with amortized costs of approximately $600,000 and $500,000 and market values of approximately $600,000 and $501,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

         At December 31, 1996, the Bank has no outstanding off-balance-sheet derivative financial instruments such as swaps, options, futures or forward contracts.


                                       F24

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE D--LOANS

         Major classifications of loans are as follows at December 31:


                                                                                              1996               1995
                                                                                         --------------      -------------

Commercial, financial and agricultural                                                  $    17,340,052     $   13,352,445
Real estate--commercial                                                                      25,713,790         19,508,647
Real estate--individual                                                                      12,898,096         13,533,383
Real estate--construction                                                                    19,505,888         14,000,093
Installment and single payment individual                                                     5,255,715          5,413,624
Credit cards (see Note Q)                                                                     1,375,249          1,635,306
Other                                                                                            28,799            396,491
                                                                                         --------------      -------------
         Total loans                                                                         82,117,589         67,839,989
Net deferred loan fees                                                                         (201,608)           (68,639)
                                                                                         --------------      -------------
         Loans, net of deferred loan fees                                               $    81,915,981     $   67,771,350
                                                                                         ==============      =============


         Substantially all loans are made to borrowers in the Bank's primary market area of Fayette, Coweta and Fulton counties. At December 31, 1996 and 1995, the Bank had approximately $58,000,000 and $47,000,000, respectively, of its portfolio secured by real estate.

         Nonaccrual and restructured loans totaled $14,854 and $118,130 at December 31, 1996 and 1995, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $2,000 and $9,000 higher in 1996 and 1995, respectively. Interest income recognized on these loans totaled approximately $250 and $4,000, respectively.

         At December 31, 1996 and 1995, the Bank has approximately $966,000 and $1,013,000, respectively, in loans which are impaired under SFAS 114. The allowance for loan losses related to these loans is approximately $150,000 and $247,000, respectively, for those years ended. During 1996 and 1995, the average balance outstanding on these loans was approximately $1,087,000 and $1,017,000, respectively.

         The following is a summary of transactions in the allowance for loan losses for the years ended December 31:


                                     F25

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                             1996               1995              1994
                                                                         ------------       ------------      ------------
Balance, beginning of year                                              $     918,036      $     715,230     $     832,938

                                                                                 1996               1995              1994
                                                                         ------------       ------------      ------------
Provision charged to expense                                                  856,312            335,000            92,000
Loans charged off                                                            (583,332)          (170,909)         (244,549)
Recoveries of loans previously charged off                                     23,157             38,715            34,841
                                                                         ------------       ------------      ------------
Balance, end of year                                                    $   1,214,173      $     918,036     $     715,230
                                                                         ============       ============      ============

         Included in loans charged off for 1996 and 1995 were approximately
$325,000 and $14,000 of impaired loans.


                                       F26

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE E--PREMISES AND EQUIPMENT

         Premises and equipment are comprised of the following at December 31:


                                                                                                1996              1995
                                                                                            ------------      ------------
Land                                                                                       $     900,187     $     900,187
Buildings                                                                                      2,054,685         2,051,185
Furniture,  fixtures and equipment                                                             1,373,301         1,141,487
                                                                                            ------------      ------------
                                                                                               4,328,173         4,092,859
Less:  Accumulated depreciation                                                                 (975,769)         (826,455)
                                                                                            ------------      ------------
         Premises and equipment, net                                                       $   3,352,404     $   3,266,404
                                                                                            ============      ============

         The charge to operating expense for depreciation totaled $216,060, $189,228 and $203,817 in 1996, 1995 and 1994, respectively.


NOTE F--SHORT-TERM BORROWINGS

         The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $4,500,000 at December 31, 1996. There were no amounts outstanding under these lines at December 31, 1996 and 1995. The maximum and daily average amounts of federal funds purchased during 1996 and 1995 were approximately $4,840,000 and $268,000, respectively, for 1996 and $4,000,000 and $101,000, respectively, for 1995. The maximum outstanding amount was greater than the credit line in 1996 due to temporary increases in existing federal funds lines with a correspondent bank. The average interest rate paid on the federal funds purchased in 1996 and 1995 was 4.52 and 6.54 percent, respectively.

         There were no securities sold under agreements to repurchase outstanding during 1996. At December 31, 1995, the Bank had outstanding securities sold under agreements to repurchase of $1,161. The maximum and daily average amounts of securities sold under agreements to repurchase during 1995 were approximately $848,000 and $140,000, respectively, and the average interest rate paid was 4.2 percent.

         The Bank also has established a $12,000,000 repurchase agreement with a correspondent bank. Any advances under this agreement will be collateralized by investment securities of the Bank. There were no advances under this agreement during 1996 or 1995.

                                       F27

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

The Bank has also established a $5,000,000 line of credit with the Federal Home Loan Bank. Any advances under this agreement will be collateralized by real estate mortgage loans. There were no advances under this agreement in 1996 or 1995.


                                     F28

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE G--TIME DEPOSITS

         At December 31, 1996, the scheduled maturities of time deposits are as follows:


                                                                                                                 1996
                                                                                                             -------------
1997                                                                                                        $   41,234,679
1998                                                                                                            11,135,975
1999 and thereafter                                                                                              3,754,722
                                                                                                             -------------
                                                                                                            $   56,125,376
                                                                                                             =============

NOTE H--INCOME TAXES

         The following are the components of income tax expense as provided for the years ended December 31:

                                                                             1996               1995              1994
                                                                         ------------       ------------      ------------
Current income tax provision:
         Federal                                                        $     748,799      $     466,188     $     293,626
         State                                                                 82,953             35,831            30,192
Deferred income tax provision (benefit)                                      (132,179)            59,456            48,418
                                                                         ------------       ------------      ------------
                                                                        $     699,573      $     561,475     $     372,236
                                                                         ============       ============      ============

         A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows for the years ended December 31:


                                                                             1996               1995              1994
                                                                         ------------       ------------      ------------
Pretax income                                                           $   1,953,984      $   1,583,722     $   1,167,610
                                                                         ============       ============      ============

Income taxes computed at Federal statutory tax rate                     $     664,355      $     538,465     $     396,987
Increase (decrease) resulting from:
         Tax-exempt interest income                                           (26,876)           (29,079)          (28,438)
         State income taxes                                                    49,938             35,831            30,192
         Other, net                                                            12,156             16,258           (26,505)
                                                                         ------------       ------------      ------------
                                                                        $     699,573      $     561,475     $     372,236
                                                                         ============       ============      ============



                                       F29

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE H--INCOME TAXES, (Continued)

         The following summarizes the tax effects of temporary differences which comprise the net deferred tax assets at December 31:


                                                                                                 1996             1995
                                                                                              -----------      -----------
Reserve for loan losses                                                                      $    311,515     $    240,150
Intangible assets                                                                                 (74,186)         (78,173)
Accumulated depreciation                                                                         (127,857)        (113,113)
Deferred loan fees                                                                                 99,724           26,083
Market valuation reserve                                                                           71,110           49,696
Other, net                                                                                         32,974           35,044
                                                                                              -----------      -----------
                                                                                             $    313,280     $    159,687
                                                                                              ===========      ===========

NOTE I--EMPLOYEE BENEFIT PLAN

     The Bank sponsors an Internal Revenue Code Section 401(k) Employee Savings Plan that permits an employee to defer annual cash compensation. The Bank's Board of Directors determines the Bank's contribution, which was $34,526 in 1996, $16,920 in 1995 and $8,341 in 1994, respectively.


NOTE J--RELATED PARTY TRANSACTIONS

     As of December 31, 1996 and 1995, the Bank had direct and indirect loans which aggregated $2,229,706 and $1,702,209, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors, and their related interests. During 1996, $1,037,836 of such loans were made and repayments totaled $440,339. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

     As discussed in Note N, the Bank had a concentration of deposits with three customers in 1996 and two customers and their related entities in 1995. Of these amounts, approximately $9,046,000 and $6,852,000 were from certain bank directors and their related interests at December 31, 1996 and 1995, respectively. These deposits were made in conformity with normal banking terms and rates prevailing at the time of origination.


                                       F30

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE K--STOCKHOLDERS' EQUITY

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk weighted assets (as defined). As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                   1996
                                               ----------------------------------------------------------------------------
                                                                                Adequately
                                                  Well Capitalized              Capitalized
                                                     Requirement                Requirement                  Actual
                                                   Amount (Ratio)             Amount (Ratio)             Amount (Ratio)
                                               -----------------------    -----------------------    ----------------------
Tier 1 Capital (to Average Assets)            $> 5,377,626   >= 5.0%   $   4,302,101       4.0%   $   8,817,186      8.2%
                                               -
Tier 1 Capital (to Risk Weighted Assets)      $> 5,213,522   >= 6.0%   $   3,475,681       4.0%   $   8,817,186     10.2%
                                               -
Total Capital (to Risk Weighted Assets)       $> 8,689,203   >=10.0%   $   6,951,362       8.0%   $   9,903,347     11.4%
                                               -


                                                                                   1995
                                               ----------------------------------------------------------------------------
                                                                                Adequately
                                                  Well Capitalized              Capitalized
                                                     Requirement                Requirement                  Actual
                                                   Amount (Ratio)             Amount (Ratio)             Amount (Ratio)
                                               -----------------------    -----------------------    ----------------------
Tier 1 Capital (to Average Assets)            $> 4,591,746   >= 5.0%   $   3,673,397       4.0%   $   7,613,050      8.3%
                                               -
Tier 1 Capital (to Risk Weighted Assets)      $> 4,316,719   >= 6.0%   $   2,877,813       4.0%   $   7,613,050     10.6%
                                               -
Total Capital (to Risk Weighted Assets)       $> 7,194,532   >=10.0%   $   5,755,626       8.0%   $   8,512,406     11.8%
                                               -


     Management believes, as of December 31, 1996, that the Bank meets all capital requirements to which it is subject.

                                       F31

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


     The Parent Company's primary source of funds is the receipt of dividends from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 1996, total stockholder's equity of the Bank was $9,287,901 of which approximately $549,000 was available for dividends without prior approval or violation of regulatory capital requirements.


                                       F32

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE K--STOCKHOLDERS' EQUITY, (Continued)

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

NOTE L--STOCK-BASED COMPENSATION

     The Company granted a total of 15,000 common stock options to a former executive. The options were granted at the rate of 3,000 per year through January 3, 1994. The option price is the greater of book value per share at the date of grant or the initial offering price of $10 per share. Each option must be exercised within five years of the grant date. Summarized information related to these options is as follows at December 31:


                                                                            1996                             1995
                                                                   -----------------------          -----------------------
                                                                                 Weighted                        Weighted
                                                                                 Average                          Average
                                                                                 Exercise                        Exercise
                                                                    Shares        Price              Shares        Price
                                                                   --------     ----------          --------    -----------
Outstanding, beginning of year                                        8,000       $ 10.00             14,000       $ 10.00
Granted during year                                                     --            --                --             --
Exercised during year                                                   --            --              (6,000)        10.00
Expired during year                                                     --            --                --             --
                                                                      -----        ------              -----        ------
Outstanding, end of year                                              8,000       $ 10.00              8,000       $ 10.00
                                                                      =====       =======              =====       =======

Options exercisable at year-end                                       8,000                            8,000
                                                                      =====                            =====

          During 1995, the Company's stockholders approved a stock option plan which allows for a total of 98,000 options to be granted to directors and executive officers. In 1995, a total of 64,000 shares were granted to directors with an exercise price of $11.31 per share. The options vest over a four-year period and expire in 2004. An additional 16,600 shares were granted in 1995 to executive officers with an exercise price of $12.26 per share. These options also vest over a five-year period and expire in 2005. During 1996, the Company granted 18,500 shares to executive officers with an exercise price of $20.00 per share. The options vest over a five-year period and expire in 2007. Summarized information related to these options is as follows at December 31:


                                       F33

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE L--STOCK-BASED COMPENSATION, (Continued)


                                                                            1996                             1995
                                                                   -----------------------          -----------------------
                                                                                 Weighted                        Weighted
                                                                                 Average                          Average
                                                                                 Exercise                        Exercise
                                                                    Shares        Price              Shares        Price
                                                                   --------     ----------          --------    -----------
Outstanding, beginning of year                                       79,400       $ 11.49             --           $   --
Granted during year                                                  18,500         20.00             80,600        11.51
Exercised during year                                                --             --                --               --
Forfeited during year                                                --             --                (1,200)       12.26
Expired during year                                                  --             --                --               --
                                                                   --------        ------           --------        -----
Outstanding, end of year                                             97,900       $ 13.10             79,400       $11.49
                                                                   ========       =======           ========       ======

Options exercisable at year-end                                      35,080                           16,000
                                                                   ========                         ========
   Weighted average fair value of options granted
    during the year                                                $   8.68                         $   5.75
                                                                   ========                         ========

   The following table summarizes information about the Company's two fixed stock option plans at December 31, 1996:


                                            Options Outstanding                                 Options Exercisable
                          -------------------------------------------------------      -------------------------------------
                                                      Weighted
                                                       Average         Weighted                                    Weighted
       Range of                   Number              Remaining         Average                Number              Average
       Exercise               Outstanding at         Contractual       Exercise            Exercisable at          Exercise
         Price              December 31, 1996           Life             Price            December 31,1996          Price
    ---------------       ----------------------    -------------     -----------      ----------------------     ----------
   $ 10.00 - 14.25                87,400                  6.7          $ 11.36                   43,080            $ 11.13

             20.00                18,500                 10.0            20.00                   --                  --
                              ----------               ------           ------                ---------             ------
                                 105,900                  7.3          $ 12.87                   43,080            $ 11.13
                              ==========               ======          =======                =========            =======

     At December 31, 1996, the Company has two stock-based compensation plans which are described in the preceding table. The Company applies APB 25 and related Interpretation in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans in 1996 or 1995. Had compensation cost for the Company's stock-based compensation plans been determined based


                                       F34

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:


                                     F35

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE L--STOCK-BASED COMPENSATION, (Continued)


                                                                                                     For the years
                                                                                                   ended December 31,
                                                                                             ------------------------------
                                                                                                 1996              1995
                                                                                             ------------      ------------
Net income
   As reported                                                                              $   1,254,411     $   1,022,247
   Pro forma                                                                                    1,148,428           716,629

Earnings per share
   As reported                                                                              $        1.85     $        1.60
   Pro forma                                                                                         1.69              1.12

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of 1.5 percent and
1.8 percent, expected volatility of 38 percent for both years, risk-free interest rate of 6.5 percent and 5.8 percent, and expected lives of ten years and seven years, respectively.


NOTE M--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

     The Bank's exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1996 and 1995, total commitments to extend credit were approximately $15,771,000 and $12,177,000, respectively, in unfunded loan commitments and $6,074,000 and $6,492,000, respectively, in available credit card advances (see Note Q). The Bank's experience has been that approximately 60 percent of loan commitments are drawn upon by customers.


                                       F36

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE M--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS, (Continued)

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1996 and 1995, commitments under standby letters of credit aggregated approximately $70,000 and $28,000, respectively. In 1996 and 1995, the Bank was required to perform on a standby letter of credit totaling approximately $0 and $16,000, respectively.

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


NOTE N--DEPOSIT CONCENTRATIONS

     At December 31, 1996 and 1995, the Bank had deposits of approximately $13,021,000 from three customers and their related entities and $14,607,000 from two customers and their related entities, respectively. (See Note J)


NOTE O--SUPPLEMENTAL FINANCIAL DATA

     Components of other expense in excess of 1 percent of total interest and other income are as follows for the years ended December 31:


                                                                                  1996             1995            1994
                                                                                ---------       ----------      ----------
Printing and supplies                                                          $   89,164      $    57,160     $    57,160
FDIC assessment                                                                   240,303          113,654         150,897
Insurance premiums on loans                                                        47,782           75,958          72,843
Director fees                                                                     106,900           84,600          66,481


                                       F37

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE P--FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                                                1996                                   1995
                                              ---------------------------------    ---------------------------------
                                                Carrying          Estimated          Carrying           Estimated
                                                  Value           Fair Value           Value            Fair Value
                                              -------------      -------------     --------------      -------------
Financial assets:
   Cash and cash equivalents                  $ 7,177,785        $ 7,177,785        $ 5,852,249        $ 5,852,249
   Interest-bearing deposits                       25,088             25,088            195,000            195,000
   Investment securities held to
      maturity                                  1,659,519          1,665,963          1,858,720          1,861,509
   Investment securities available for
      sale                                     13,145,260         13,145,260         10,891,420         10,891,420
   Other investments                              273,200            273,200            251,000            251,000
   Loans                                       81,915,981         81,989,000         67,771,350         67,885,000
   Accrued interest receivable                    885,625            885,625            700,771            700,771

Financial liabilities:
   Noncontractual deposits                    $42,018,990        $42,018,990        $40,947,913        $40,947,913
   Contractual deposits                        56,125,376         56,424,000         40,488,963         40,628,000
   Short-term borrowings                             --                 --                1,161              1,161
   Accrued interest payable                       941,468            941,468          1,169,413          1,169,413

Off-balance-sheet instruments:
   Undisbursed credit lines                                      $15,771,000                           $12,194,048
   Available credit card advances                                  6,074,000                             6,501,089
   Standby letters of credit                                          69,575                                28,039


NOTE Q--SUBSEQUENT EVENT

     On January 30, 1997, the Company sold its credit card portfolio to a third party. At December 31, 1996, $1,375,249 was outstanding in credit card loans. Total proceeds from this sale were approximately $1,366,000, which resulted in a loss of $72,970, including $72,863 in write-off of unamortized purchase premium. This transaction will be reflected in the Company's 1997 financial statements.


                                       F38

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE R--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING
        SERVICES, INC.


                            CONDENSED BALANCE SHEETS
                                  (Parent Only)


                                                                               December 31,
                                                                     ---------------------------------
                                                                          1996              1995
                                                                     --------------     -------------
                            ASSETS
Cash on deposit with subsidiary                                      $    17,291         $    15,575
Investment in subsidiary                                               9,149,867           8,083,254
Other assets                                                                --                39,036
                                                                     -----------         -----------

         TOTAL ASSETS                                                $ 9,167,158         $ 8,137,865
                                                                     ===========         ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                  $     2,442         $     2,262
                                                                     -----------         -----------
         TOTAL LIABILITIES                                                 2,442               2,262
                                                                     -----------         -----------

STOCKHOLDERS' EQUITY
   Common stock                                                          643,062             612,440
   Surplus                                                             6,096,901           5,561,016
   Retained earnings                                                   2,562,787           2,058,615
   Market valuation reserve on investment securities
      available for sale                                                (138,034)            (96,468)
                                                                     -----------         -----------

         TOTAL STOCKHOLDERS' EQUITY                                    9,164,716           8,135,603
                                                                     -----------         -----------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                     $ 9,167,158         $ 8,137,865
                                                                     ===========         ===========


                                       F39

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE R--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING
                SERVICES, INC., (Continued)

                         CONDENSED STATEMENTS OF INCOME
                                  (Parent Only)


                                                                                For the years ended December 31,
                                                                      ----------------------------------------------------
                                                                          1996                1995               1994
                                                                      -------------      --------------      -------------
OPERATING INCOME
   Dividends from subsidiary                                         $      183,732     $        20,000     $      121,288
   Other income                                                                 562                 651                 49
                                                                      -------------      --------------      -------------
         TOTAL OPERATING INCOME                                             184,294              20,651            121,337
                                                                      -------------      --------------      -------------

OPERATING EXPENSE
   Amortization of organization costs                                      --                 --                     5,772
   Depreciation of premises                                                --                 --                       722
   Other expense                                                             56,903             115,462             17,468
                                                                      -------------      --------------      -------------
         TOTAL OPERATING EXPENSE                                             56,903             115,462             23,962
                                                                      -------------      --------------      -------------

INCOME (LOSS) BEFORE INCOME TAX
   BENEFIT AND EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARY                                                   127,391             (94,811)            97,375

INCOME TAX BENEFIT                                                           18,841              39,036              9,571
                                                                      -------------      --------------      -------------

INCOME (LOSS) BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                                               146,232             (55,775)           106,946

EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                                             1,108,179           1,078,022            688,428
                                                                      -------------      --------------      -------------

NET INCOME                                                           $    1,254,411     $     1,022,247     $      795,374
                                                                      =============      ==============      =============


                                       F40

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


      NOTE R--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING
                         SERVICES, INC., (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (Parent Only)


                                                                                For the years ended December 31,
                                                                      ----------------------------------------------------
                                                                          1996                1995               1994
                                                                      -------------      --------------      -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
      Net income                                                     $    1,254,411     $     1,022,247     $      795,374
      Equity in undistributed earnings of subsidiary                     (1,108,179)         (1,078,022)          (688,428)
      Amortization of organization costs                                   --                 --                     5,772
      Depreciation of premises                                             --                 --                       722
      Increase (decrease) in other assets                                    39,036             (21,673)            (9,571)
      Increase (decrease) in other liabilities                                  180              (1,164)               213
                                                                      -------------      --------------      -------------
         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                                            185,448             (78,612)           104,082
                                                                      -------------      --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of premises                                                        --                 --                    68,098
                                                                      -------------      --------------      -------------
         NET CASH PROVIDED BY INVESTING
            ACTIVITIES                                                     --                 --                    68,098
                                                                      -------------      --------------      -------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from exercise of stock options and
         warrants                                                          --                    60,000           --
      Dividends paid                                                       (183,732)           (152,360)          (121,288)
                                                                      -------------      --------------      -------------
         NET CASH USED BY FINANCING
            ACTIVITIES                                                     (183,732)            (92,360)          (121,288)
                                                                      -------------      --------------      -------------

NET INCREASE (DECREASE) IN CASH                                               1,716            (170,972)            50,892

CASH, BEGINNING OF YEAR                                                      15,575             186,547            135,655
                                                                      -------------      --------------      -------------
CASH, END OF YEAR                                                     $      17,291      $       15,575      $     186,547




                                       F41