Form 10QSB
period 1997-03-31
FIRST COMMUNITY BANKING SERVICES INC
filed 1997-04-29
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X      Quarterly report under Section 13 of 15 (d) of the Securities Exchange
-----    Act of 1934 for the quarterly period ended March 31, 1997
         [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         Transition report under Section 13 or 15 (d) of the Exchange Act for
-----    the transition period from           to
                                    ---------    ---------

                         COMMISSION FILE NUMBER 0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


              Georgia                                 58-1835725
---------------------------------------        ----------------------------
  (State or other Jurisdiction of                  (I.R.S. Employer
     incorporation or organization                Identification No.)

             300 S. Peachtree Parkway, Peachtree City, Georgia 30269
             -------------------------------------------------------
                    (Address of principal executive offices)

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

Yes   x    No
     ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                          Outstanding at April 23, 1997
---------------------------------            ------------------------------
  Common Stock, $1.00 Par Value                     646,062 shares



Transitional Small Business Disclosure Format:
Yes______  No__x___

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements are provided for First Community Banking Services, Inc. and subsidiary:

         A. Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.

         B. Consolidated Statements of Operations for the three month periods ended March 31, 1997 and 1996.

         C. Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996.

         D.  Notes to Consolidated Financial Statements.

             FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                    March 31,          December 31,
                                                                ------------------------------------
                                                                      1997                  1996
                                                                      ----                  ----
                                   ASSETS
Cash and due from banks                                         $   4,032,120         $   5,317,785
Federal funds sold                                                 13,870,000             1,860,000
Interest-bearing deposits in
  other financial institutions                                         28,193                25,088
Investment securities held to maturity
   (market value of $1,653,324 and
   $1,665,963, respectively)                                        1,659,732             1,659,519
Investment securities available for sale                           13,443,088            13,145,260
Other investments                                                     325,500               273,200

Loans, net of deferred loan fees                                   83,038,793            81,915,981
Less:  Allowance for loan losses                                      968,078             1,214,173
                                                                -------------         -------------
   Loans, net                                                      82,070,715            80,701,808

Premises and equipment, net                                         3,295,209             3,352,404
Other real estate                                                     240,546               399,199
Accrued interest receivable                                           780,492               885,625
Intangible assets, net of accumulated
   amortization of $267,976 and
   $539,226, respectively                                             382,024               470,774
Other assets                                                          489,922               463,027
                                                                -------------         -------------

   TOTAL ASSETS                                                 $ 120,617,541         $ 108,553,689
                                                                =============         =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest-bearing demand                                  $  25,453,831         $  17,122,818
   Interest-bearing demand and money market                        18,797,465            19,229,218
   Savings                                                          6,090,405             5,666,954
   Time deposits of $100,000 or more                               14,495,619            15,290,467
   Other time deposits                                             45,098,596            40,834,909
                                                                -------------         -------------

   TOTAL DEPOSITS                                                 109,935,916            98,144,366

Accrued interest payable                                              675,355               941,468
Other liabilities                                                     421,308               303,139
                                                                -------------         -------------

                TOTAL LIABILITIES                                 111,032,579            99,388,973
                                                                -------------         -------------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value:
      5,000,000 shares authorized,
      no shares issued and outstanding                                    -0-                   -0-
   Common stock - $1.00 par value:
      5,000,000 shares authorized,
      646,062 shares and 643,062 issued
      and outstanding                                                 646,062               643,062
   Surplus                                                          6,123,901             6,096,901
   Retained earnings                                                2,916,432             2,562,787
   Market valuation reserve on investment
    securities available for sale                                    (101,433)             (138,034)
                                                                -------------         -------------

               TOTAL STOCKHOLDERS' EQUITY                           9,584,962             9,164,716
                                                                -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 120,617,541         $ 108,553,689
                                                                =============         =============
See Notes to Consolidated Financial Statements

                FIRST COMMUNITY BANKING SERVICES, AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                            1997                1996
                                                            ----                ----
INTEREST INCOME
   Loans, including fees                                $ 2,172,771        $ 1,889,704
   Investment securities:
     Taxable Securities                                     207,309            180,273
     Tax Exempt Securities                                   19,418             20,795
   Federal funds sold                                        38,837             52,834
   Interest-bearing deposits in
     other financial institutions                               416              2,654
                                                        -----------        -----------
     TOTAL INTEREST INCOME                                2,438,751          2,146,260
                                                        -----------        -----------

INTEREST EXPENSE
   Interest-bearing demand and money market                 131,046            163,839
   Savings                                                   34,019             34,005
   Time deposits                                            809,233            673,314
   Federal funds purchased and securities
     sold under agreement to repurchase                       4,759                512
                                                        -----------        -----------
     TOTAL INTEREST EXPENSE                                 979,057            871,670
                                                        -----------        -----------

       NET INTEREST INCOME                                1,459,694          1,274,590

PROVISION FOR LOAN LOSSES                                   120,000            120,000
                                                        -----------        -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                    1,339,694          1,154,590
                                                        -----------        -----------

OTHER INCOME
       Service charges on deposit accounts                  137,148            113,311
       Investment securities gains (losses), net                145               (967)
       Gains on sales of SBA loans                           60,994                -0-
       Other income                                          12,764             20,152
                                                        -----------        -----------
       TOTAL OTHER INCOME                                   211,051            132,496
                                                        -----------        -----------

OTHER EXPENSE
       Salaries and wages                                   428,523            403,810
       Net occupancy expense                                142,656            107,270
       Other expense (NOTE B)                               412,921            327,976
                                                        -----------        -----------
       TOTAL OTHER EXPENSE                                  984,100            839,056
                                                        -----------        -----------

       INCOME BEFORE INCOME TAX  EXPENSE                    566,645            448,030

       INCOME TAX EXPENSE                                   213,000            174,700
                                                        -----------        -----------

       NET INCOME                                       $   353,645        $   273,330
                                                        ===========        ===========


       NET INCOME PER SHARE - (NOTE C)                  $      0.52        $      0.40
                                                        ===========        ===========

       WEIGHTED AVG NUMBER OF SHARES                        646,062            612,440
                                                        ===========        ===========
       OUTSTANDING


See Notes to Consolidated Financial Statements

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                  1997               1996
                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                   $    353,645       $    273,330
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Amortization of intangibles                                     88,750             24,464
    Depreciation, amortization and accretion                        52,545             45,268
    Provision for loan losses                                      120,000            120,000
    Securities gains, net                                             (145)               967
    Gains on Sale of SBA loans                                     (60,994)               -0-
    Change in:
      (Increase) decrease in interest receivable                   105,133             48,891
      Increase (Decrease) in interest payable                     (266,113)          (224,269)
      (Increase) decrease in other assets                          (45,751)          (180,825)
      Increase (Decrease) in other liabilities                     118,169            342,000
                                                              ------------       ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       465,239            449,826
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits
      with other banks                                              (3,105)               -0-
   Purchases of investment securities available for sale          (507,031)        (5,734,047)
   Purchases of other investments                                  (52,300)           (22,000)
   Proceeds from sales of investment securities
      available for sale                                            69,567          1,239,523
   Proceeds from maturities of investment securities                   -0-            200,000
   Proceeds from maturities of investment securities
      available for sale                                           200,000          2,250,000
   Proceeds from the sale of loans                               1,347,286                -0-
   Net (increase) decrease in loans                             (3,015,745)        (4,467,156)
   Purchase of bank premises and equipment                            (325)              (882)
   Sale of other real estate                                       399,199                -0-
                                                              ------------       ------------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (1,562,454)        (6,534,762)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Federal Funds purchased
   and securities sold under agreements to repurchase                  -0-             (1,161)
 Net increase (decrease) in demand and savings
   deposits                                                      8,322,711          2,710,366
 Net increase (decrease) in time deposits                        3,468,839          6,971,949
 Proceeds from Stock Sales                                          30,000                -0-
 Cash Dividend Payment                                                 -0-           (183,732)
   NET CASH PROVIDED BY FINANCING ACTIVITIES                    11,821,550          9,497,422
                                                              ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       10,724,335          3,412,486
                                                              ============       ============

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 7,177,785          5,852,249
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 17,902,120       $  9,264,735
                                                              ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
    Interest                                                  $  1,245,170       $  1,095,939
                                                              ============       ============
    Income Taxes                                              $        -0-       $        -0-
                                                              ============       ============


SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING AND INVESTING ACTIVITIES:
    Acquisition of real estate in
    settlement of loans                                       $    240,546       $    66,097
                                                              ============       ===========

              FIRST COMMUNITY BANKING SERVICES INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A

       BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


       ACCOUNTING RULE CHANGES
(Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement of No. 125", which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

(Accounting for Stock Based Compensation). Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.

(Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of). Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the financial condition or results of operations of the Company.


       PENDING ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes APB Opinion 15 "Earnings per Share, " and simplifies earnings per share computations by replacing primary EPS with Basic EPS, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted EPS, which is similar to the fully-diluted EPS computation under APB 15. The adoption of SFAS 128 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129, "Disclosure of information about capital structure. SFAS 129 is effective for financial statements issued for periods ending December 15, 1997. This standard consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

NOTE B

       SUPPLEMENTAL FINANCIAL DATA
Components of other operating expense in excess of 1% of total interest and other income for the periods ended March 31, 1997 and 1996 are as follows:


                                            1997        1996
                                            ----        ----
     Printing and supplies                $23,767     $22,821
     Data Processing fees                  75,123      65,997
     Director fees                         34,650      29,000
     Amortization of intangibles           88,750      24,464
     Professional fees                     61,363      38,504

NOTE C

         EARNINGS PER SHARE
Earnings per share have been computed on the weighted average number of common shares outstanding during the period. Stock options and warrants are considered to be common stock equivalents for purposes of calculating earnings per share. The effect of including these common stock equivalents in the earnings per share calculations for the quarter ended March 31, 1997, is dilutive. Stock dividends have been retroactively restated to first quarter, 1996.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                              RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 1997

First Community Banking Services, Inc. (the "Company"), reported net income of $353,645 for the first quarter of 1997, a 29.39% increase as compared to $273,330 for the same period in 1996. Net earnings per share for the first quarter of 1997 and 1996 were $.52 and $.40, respectively. The increase in net income is primarily attributable to the increase in interest income including fees from loans, as well as gains on sale of SBA loans. Total assets increased $12,063,852 to $120,617,541 between December 31, 1996 and March 31, 1997, an increase of 11.12%.

The return on average assets for the Company was 1.40% for the three month period ended March 31, 1996, as compared to 1.19% for the same period last year. The return on average shareholders' equity increased for the first three months of 1997 to 16.34% as compared to 13.91% for the first three months of 1996. Book value at March 31, 1997, was $14.84, an increase of $.58 from December 31, 1996.

Deposits grew $11,791,550 from December 31, 1996, an increase of 12.02%, to $109,935,916, at March 31, 1997. Noninterest bearing demand deposits accounted for $8,331,013 of this increase, or 70.65%. At March 31, 1997, there was one large depositor that had $8.2million in accounts with the bank. Time deposits over $100,000 decreased $794,848 to $14,495,619, at March 31, 1997. Other time deposits increased $4,263,687 or 10.44% to $45,098,596 at March 31, 1997. This
deposit growth is attributed to Fayette County Bank (the "Bank") increasing its rates on time deposits in order to attract more core deposits and to fund loan demand. Management believes that most of these additional deposits are with individuals and businesses within the Bank's local market area and with whom or which the Bank has had consistent deposit relationships. The Bank does not solicit brokered deposits. However, because these additional deposits resulted from the Bank's decision to increase its rates on deposits, management believes that these deposit relationships may not remain with the Bank if the Bank does not continue to pay market or above market rates on the deposits.

Loans, net of the allowance for loan losses, increased $1,368,907 during the three month period ended March 31, 1997. As represented in the Statement of Cash Flow the Bank sold $1,347,286 in credit card loans during the first quarter of 1997. Management's decision to sell the credit card portfolio was based on historical charge offs and projected economic forecast of consumer bankruptcys. The loss on the sale was $107; however, there was a $77,143 unamortized premium charged to earnings during the period ending March 31, 1997.

Deposit funds in excess of those needed to support loan growth were allocated to purchases of investment securities and to federal funds sold, which increased from $1,860,000 at December 31, 1996 to $13,870,000 at March 31, 1997.
Investment securities available-for-sale increased $297,828 during the first quarter of 1997. The Statement of Cash Flows shows the Bank had $69,567 in available- for-sale securities mature during the first quarter of 1997, while the Bank purchased $507,031 of available-for-sale securities.

The Bank's increase in earning assets resulted in an increase in the Company's net interest income for the first three months of 1997 as compared to the first three months of 1996. Net interest income for the three month period ended March 31, 1997, increased 14.53% to $1,459,694, as compared to $1,274,590 for the same period in 1996. The net interest margin for the first three months of 1997 declined only slightly to 5.85%, as compared to 5.90% for the same three month period in 1996.

Other income increased to $78,555, from $132,496, for the three month periods ended March 31, 1997 and 1996, respectively. The Bank had a gain on sale of two SBA loans totaling $60,994 during the first quarter of 1997, as compared to -0-for the same period ending March 31, 1996. Service charges on deposit accounts increased to $137,148, up $23,837 or 20.00% from $113,311 during the first quarter of 1997, as compared to the same period of 1996. This is primarily attributed to the increase in new accounts during the period. Other miscellaneous income decreased to $12,764, compared to $20,152 for the three month periods ended March 31, 1997 and 1996, respectively. This decrease is due to the loss on the sale of OREO equaling $5,905.

Other expenses increased $145,044 to $984,100, from $839,056, for the three month periods ended March 31, 1997 and 1996, respectively. Salaries and employee benefits accounted for approximately $24,713 of this increase. Net occupancy expense increased 32.99% or $35,386 to $142,656 during the first quarter of 1997, from $107,270 for the same period ending March 31, 1996. Repairs to offices as well as an upgrade of our computer system, which occurred during the third quarter of 1996, contributed to this increase.




ASSET QUALITY

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO) declined to .30% of total loans and OREO at March 31, 1997, compared to .88% at December 31, 1996. This decline is primarily attributable to the charge off of one commercial loan which was classified as restructured/impaired at December 31, 1996, as well as increases in loans and decreases in non-accrual loans.



                              Nonperforming Assets

                                                March 31,    December 31,
                                                  1997            1996
                                                  ----            ----

Loans on nonaccrual                             $  5,772       $ 14,854

Other real estate owned                          240,546        399,199
Restructured / Impaired loans                        -0-        303,913
                                                --------       --------
   Total non-performing assets                  $246,318       $717,966

Loans 90 days past due                          $489,646       $560,530

Total nonperforming assets as a percentage
 of total loans and other real estate                .30%           .88%
Loans ninety days past due as a percentage
 of total loans                                      .59%           .69%

The allowance for loan losses at March 31, 1997, decreased $246,095 from December 31, 1996, to $968,078. The Bank funded the reserve with $120,000 and had net charge offs of $366,095. The allowance at March 31, 1997, represented 1.17% of total loans compared to 1.49% at December 31, 1996. The allowance at March 31, 1997 represented 393.02% of nonperforming loans (nonaccrual and restructured/impaired) at March 31, 1997, compared to 169.12% of non-performing loans at December 31, 1996.





                  Analysis of the Allowance for Loan Losses at
                                 March 31, 1997



  Allowance for loan losses at December 31, 1996      $1,214,173
                                                      ----------

  Charge-offs:
   Commercial                                            303,915
   Real Estate                                               -0-
   Installment                                            31,943
   Credit card related                                    44,170
                                                      ----------

            Total                                        380,028

  Recoveries:
   Commercial                                                100
   Real Estate                                               -0-
   Installment                                            13,311
   Credit card related                                       522
                                                      ----------

            Total                                         13,933

            Net Charge-offs                              366,095
                                                      ----------

  Provision charged to income                            120,000
                                                      ----------

Allowance for loan losses at March 31, 1997           $  968,078
                                                      ==========



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


LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio decreased by 793 basis points at March 31, 1997, to 75.54%, as compared to 83.47% at December 31, 1996. This change is a result of the Bank maintaining a level of loan growth below the level of deposit growth. During the first three months of 1997, deposits grew by more than $11.8 million while gross loans increased by approximately $1.1 million. The Bank's liquid assets as a percentage of total deposits were 14.87% at March 31, 1997, compared to 6.64% at December 31, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 4.59% from December 31, 1996, to $9,584,962 at March 31, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 7.72% at March 31, 1997, compared to 8.2% at December 31, 1996, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At March 31, 1997, the Bank had a risk-weighted total capital ratio of 9.71%, compared to 11.4% at December 31, 1996, and a Tier 1 risk-weighted capital ratio of 8.80%, compared to 10.2% at December 31, 1996.

INVESTMENT SECURITIES

At March 31,1997, the Bank had $13,443,088 in investment securities available-for-sale and $1,659,732 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $101,433 on March 31, 1997.

Investment securities comprised approximately 13% and 14% of the Bank's assets on March 31, 1997 and December 31, 1996, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank has one investment totaling $250,000 in the investment portfolio at March 31, 1997, classified as a structured note. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another Bank.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.   Changes in Securities
Not Applicable.

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 5.   Other information
Not applicable.

Item 6.   Exhibits and Report on Form 10-K

Exhibits

Exhibit
Number     Description
------     -----------

3.1*       Articles of Incorporation
3.2*       Bylaws
10.5***    Settlement Agreement and Release with Fayette County Bancshares, Inc.
           and Terry L. Miller as of October 21, 1994.
10.6***    Fayette County Bancshares, Inc. Stock Option Plan
10.7****   Purchase Agreement-Credit Card Accounts dated January 23, 1997 between Fayette County Bank and Carolina First
11         Computation of Net Income Per Share
21.1**     Subsidiaries of the Company
24         Power of Attorney (contained on the Signature Page)
27         Financial Data Schedule (for SEC use only)

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

****       Previously filed as exhibits to the Company's Annual Report on Form
           10-KSB for the year ended December 31, 1996.

           Reports on Form 8-K
            NONE.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FIRST COMMUNITY BANKING SERVICES, INC.
                                         --------------------------------------
                                                      (Registrant)


Date: April 23, 1997                                Ira Pat Shepherd
                                         --------------------------------------
                                                    Ira Pat Shepherd,
                                               Principal Executive Officer



Date: April 23, 1997                                 Mark Kearsley
                                         --------------------------------------
                                                     Mark Kearsley,
                                                Principal Financial Officer