Form 10QSB
period 1997-06-30
FIRST COMMUNITY BANKING SERVICES INC
filed 1997-08-14
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB

  x   Quarterly report under Section 13 of 15 (d) of the Securities Exchange Act
 ---  of 1934 for the quarterly period ended June 30, 1997.

      Transition report under Section 13 or 15 (d) of the Exchange Act for the
 ---  transition period from           to         .
                             ---------    --------

                         COMMISSION FILE NUMBER 0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.
       (Exact name of small business issuer as specified in its charter)

               Georgia                                  58-1835725
----------------------------------      ---------------------------------------
  (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


          300 South Peachtree Parkway, Peachtree City, Georgia  30269
          -----------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code:  (770)631-2265
         --------------------------------------------------------------

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

Yes  X       No
    ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Outstanding at August 10, 1997
------------------------------          ------------------------------
Common Stock,  $1.00 Par Value                 646,062 shares

Transitional Small Business Disclosure Format:
Yes         No
   -----      -----

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

      The following financial statements are provided for First Community Banking Services, Inc. and subsidiary:


      A.    Consolidated Balance Sheets as of June 30, 1997 and December 31,
            1996.

      B. Consolidated Statements of Operations for the three and six month periods ended June 30, 1997 and 1996.

      C. Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996.

      D.    Notes to Consolidated Financial Statements.

             FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 1997, and December 31, 1996
                                  (Unaudited)

                                                                      June 30,               December 31,
                                                                        1997                     1996
                                                                        -----------------------------
     ASSETS
Cash and due from banks                                            $   4,018,523           $   5,317,785
Federal funds sold                                                     6,970,000               1,860,000
Interest-bearing deposits in other financial institutions                 34,416                  25,088
Investment securities held to maturity (market value
  of $1,670,671 and $1,665,963, respectively                           1,659,946               1,659,519
Investment securities available for sale                              17,741,329              13,145,260
Other investments                                                        325,500                 273,200

Loans, net of deferred loan fees                                      85,345,764              81,915,981
Less:  Allowance for loan losses                                       1,114,690               1,214,173
                                                                   -------------           -------------
  Loans, net                                                          84,231,074              80,701,808

Premises and equipment, net                                            3,253,270               3,352,404
Other real estate                                                        240,546                 399,199
Accrued interest receivable                                              961,990                 885,625
Intangible assets, net of accumulated amortization of
  $279,583 and $539,226, respectively                                    370,417                 470,774
Other assets                                                             411,223                 463,027
                                                                   -------------           -------------
TOTAL ASSETS                                                       $ 120,218,234           $ 108,553,689
                                                                   =============           =============
  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest-bearing demand                                      $  22,181,347           $  17,122,818
  Interest-bearing demand and money market                            23,363,124              19,229,218
  Savings                                                              6,120,958               5,666,954
  Time deposits of $100,000 or more                                   13,693,985              15,290,467
  Other time deposits                                                 43,800,526              40,834,909
                                                                   -------------           -------------
TOTAL DEPOSITS                                                       109,159,940              98,144,366

Accrued interest payable                                                 896,930                 941,468
Other liabilities                                                        316,400                 303,139
                                                                   -------------           -------------
TOTAL LIABILITIES                                                    110,373,270              99,388,973
                                                                   -------------           -------------
STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value: 5,000,000 shares
  authorized, no shares issued and outstanding                               -0-                     -0-
 Common stock - $1.00 par value:
  5,000,000 shares authorized, 646,062 shares and
  643,062 issued and outstanding                                         646,062                 643,062
Surplus                                                                6,123,901               6,096,901
Retained earnings                                                      3,123,861               2,562,787
Market valuation reserve on investment securities
 available for sale                                                      (48,860)               (138,034)
                                                                   -------------           -------------
TOTAL STOCKHOLDERS' EQUITY                                             9,844,964               9,164,716
                                                                   -------------           -------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 120,218,234           $ 108,553,689
                                                                   =============           =============
See Notes to Consolidated Financial Statements

             FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
        For the Three and Six Month Periods Ended June 30,1997 and 1996
                                  (Unaudited)

                                                      Three Months Ended                            Six Months Ended
                                                            June 30,                                   June 30,
                                                     1997                 1996                1997                 1996
                                                     -------------------------------------------------------------------
INTEREST INCOME
 Interest & fees on loans                       $ 2,188,420          $ 2,036,906          $ 4,361,192          $ 3,926,610
 Interest on taxable securities                     270,600              203,243              477,909              383,516
 Interest on tax exempt securities                   22,666               19,418               42,084               40,213
 Interest on federal funds sold                     111,250               33,228              150,087               86,061
 Interest on deposits with other banks                  388                2,684                  803                5,339
                                                -----------          -----------          -----------          -----------
      TOTAL INTEREST INCOME                       2,593,324            2,295,479            5,032,075            4,441,739
                                                -----------          -----------          -----------          -----------
INTEREST EXPENSE
 Interest on deposits:
  Demand                                            143,573              160,566              274,619              324,406
  Savings                                            36,282               37,798               70,302               71,803
  Time                                              879,246              699,375            1,688,479            1,372,689
Interest on federal funds purchased &
securities sold under agreement to
repurchase                                            3,066                4,656                7,824                5,167
                                                -----------          -----------          -----------          -----------
      TOTAL INTEREST EXPENSE                      1,062,167              902,395            2,041,224            1,774,065
                                                -----------          -----------          -----------          -----------

      NET INTEREST INCOME                         1,531,157            1,393,084            2,990,851            2,667,674

Provision for loan losses                           120,000              170,000              240,000              290,000
                                                -----------          -----------          -----------          -----------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                         1,411,157            1,223,084            2,750,851            2,377,674
                                                -----------          -----------          -----------          -----------
OTHER INCOME
 Service charges and fees                           129,217              118,862              266,365              232,173
 Securities gains (losses), net                       2,723                   17                2,868                 (950)
 Gains on sale of SBA loans                               0                    0               60,994                    0
 Other                                               22,473               18,443               35,237               38,595
                                                -----------          -----------          -----------          -----------
      TOTAL OTHER INCOME                            154,413              137,322              365,464              269,818
                                                -----------          -----------          -----------          -----------
OTHER EXPENSE
 Salaries and employee benefits                     407,115              392,550              835,638              796,360
 Occupancy expense                                  119,371              108,298              262,027              215,568
 Other (Note B)                                     369,337              340,740              782,258              668,716
                                                -----------          -----------          -----------          -----------
      TOTAL OTHER EXPENSE                           895,823              841,588            1,879,923            1,680,644
                                                -----------          -----------          -----------          -----------
      INCOME BEFORE INCOME
      TAX EXPENSE                                   669,747              518,818            1,236,392              966,848

      INCOME TAX EXPENSE                            268,500              211,200              481,500              385,900
                                                -----------          -----------          -----------          -----------
      NET INCOME                                $   401,247          $   307,618          $   754,892          $   580,948
                                                ===========          ===========          ===========          ===========
      NET INCOME PER SHARE
     (NOTE C)                                   $      0.58          $      0.45          $      1.08          $      0.85
                                                ===========          ===========          ===========          ===========
      WEIGHTED AVG NUMBER
      OF SHARES OUTSTANDING                         694,207              682,846              696,310              683,305
                                                ===========          ===========          ===========          ===========

See Notes to Consolidated Financial Statements

              FIRST COMMUNITY BANKING SERVICES INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
             For the six month periods ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                      1997                  1996
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                     $    754,892           $    580,948
 Adjustments to reconcile net income
 to net cash provided by operating activities:
    Amortization of intangibles                                      100,357                 48,929
    Depreciation, amortization and accretion                         106,999                 93,892
    Provision for loan losses                                        240,000                290,000
    Securities gains, net                                             (2,868)                   950
    Gains on Sales of SBA loans                                      (60,994)                   -0-
    Change in:
      (Increase) decrease in interest receivable                     (76,365)               (73,041)
      Increase (Decrease) in interest payable                        (44,538)                14,719
      (Increase) decrease in other assets                              5,866                 22,963
      Increase (Decrease) in other liabilities                        13,261                 (9,600)
                                                                ------------           ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,036,610                969,760
                                                                ============           ============
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in interest-bearing deposits
   with other banks                                                   (9,328)                   -0-
 Purchases of investment securities available for sale            (5,957,261)            (6,232,250)
 Purchases of other investments                                      (52,300)               (22,200)
 Proceeds from sales of investment securities
   available for sale                                              1,306,272              1,257,161
 Proceeds from maturities of investment securities                       -0-                200,000
 Proceeds from maturities of investment securities
   available for sale                                                200,000              2,250,000
 Proceeds from the sale of loans                                   1,347,286                    -0-
 Net (increase) decrease in loans                                 (5,296,104)           (10,125,580)
 Purchase of bank premises and equipment                             (15,391)              (225,387)
 Sale of other real estate                                           399,199                 68,931
                                                                ------------           ------------
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                (8,077,627)           (12,829,325)
                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in Federal Funds purchased
  and securities sold under agreements to repurchase                     -0-                 (1,161)
 Net increase (decrease) in demand and savings
  deposits                                                         9,646,439              5,833,920
 Net increase (decrease) in time deposits                          1,369,135             10,157,762
 Proceeds from Stock Sales                                            30,000                    -0-
 Cash Dividend Payment                                              (193,819)              (183,732)
                                                                ------------           ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       10,851,755             15,806,789
                                                                ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          3,810,738              3,947,224

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   7,177,785              5,852,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 10,988,523           $  9,799,473
                                                                ============           ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
  Interest                                                      $  2,085,762           $  1,759,346
                                                                ============           ============
  Income Taxes                                                  $    372,200           $    419,000
                                                                ============           ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
  Acquisition of real estate in settlement of loans             $        -0-           $    399,199
                                                                ============           ============

             FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
NOTE A

     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     ACCOUNTING RULE CHANGES
(Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), 'Deferral of the Effective Date of FASB Statements of No. 125, which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

(Accounting for Stock Based Compensation). Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continued applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.

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

     PENDING ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes APB Opinion 15 "Earnings per Share," and simplifies earnings per share computations by replacing primary EPS with Basic EPS, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted EPS, which is similar to the fully diluted EPS computation under APB 15. Had SFAS been effective on June 30, 1997, the Company would have had basic earnings per share of $.62 and $.48 and diluted earnings per share of $.58 and $.45 for the three months ending June 30, 1997and 1996, respectively. For the six months ending June 30, 1997 and 1996, basic earnings per share would have been $1.17 and $.90 and diluted earnings per share would have been $1.08 and $.85 respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129 "Disclosure of information about capital structure. SFAS 129 is effective for financial statements issued for periods ending December 15, 1997. This standard consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have a significant impact on the financial conditions or results of operations of the Company.


NOTE B
     SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses in excess of 1% of total interest and other income for the periods ended June 30, 1997 and 1996 are as follows:

                                       Three Months Ended             Six Months Ended
                                            June 30,                       June 30,
                                      1997           1996            1997            1996
                                      ---------------------------------------------------

Printing and supplies               $    --        $ 37,155        $ 63,143        $ 59,976
Professional fees                        --              --          75,088              --
Data Processing fees                 81,796          66,689         156,919         132,686
FDIC assessment                          --              --              --              --
Directors fees                           --          25,000          61,150          54,000
Audit and accounting                     --              --              --              --
Amortization of intangibles              --          24,465         100,357          48,929


NOTE C
     EARNINGS PER SHARE
Earnings per share have been computed on the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the options.



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 0-18827) as filed with and declared effective by the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

Period ended June 30, 1997

First Community Banking Services, Inc. (the "Company"), reported net income of $401,247 for the second quarter of 1997, a 30.43% increase as compared to $307,618 for the same period in 1996. Net earnings per share for the second quarter of 1997 and 1996 were $.58 and $.45, respectively. The increase in net income is primarily attributable to the increase in interest income and fees from loans. Total assets increased $11,664,545 to $120,218,234 between December 31, 1996 and June 30, 1997, an increase of 10.74%.

The return on average assets for the Company was 1.42% for the six month period ended June 30, 1997, as compared to 1.27% for the same period last year. The return on average shareholders' equity increased for the first six months of 1997 to 17.24% as compared to 15.64% for the first six months of 1996. Book value at June 31, 1997, was $15.23, an increase of $.98 from December, 31, 1996.

Deposits grew $11,015,574 from December 31, 1996, an increase of 11.09%, to $110,373,270. Noninterest bearing demand deposits accounted for $5,058,529 of this increase, or 45.92%. Time deposits over $100,000 decreased $1,596,482 to $13,693,985, at June 30, 1997. Deposit growth is attributed to Fayette County Bank (the "Bank") increasing its rates on time deposits in order to fund loan demand. Loans, net of the allowance for loan losses, increased $3,529,266 during the six month period ended June 30, 1997. The Bank experienced an increase in loan demand during the first quarter of 1997.

Deposit funds in excess of those needed to support loan growth were allocated to purchases of investment securities and to federal funds sold. Fed Funds sold increased from $1,860,000 at December 31, 1996 to $6,970,000 at June 30, 1997.
Investment securities available-for-sale increased $4,596,069 during the second quarter of 1997. The Statement of Cash Flows shows the Bank had $200,000 in available-for-sale securities to mature during the second quarter of 1997, while the Bank purchased $5,957,261 of available-for-sale securities.

The Bank's increase in earning assets, coupled with the faster repricing of earning assets than interest-bearing liabilities in an increasing rate environment, resulted in an increase in the Company's net interest income for the first three months of 1997 as compared to the first three months of 1996. Net interest income for the three month period ended June 30, 1997, increased 9.91% to $1,531,157, as compared to $1,393,084 for the same period in 1996. Net interest income for the six month period ending June 30, 1997 increased 12.11% to $2,990,851 from $2,667,674 for the same period ending 1996. The interest margin for the first six months of 1997 declined to 5.73%, as compared to 6.01% for the same six month period in 1996.

Other income increased to $365,464, from $269,818, for the six month periods ended June 30, 1997, and 1996, respectively. Service charges on deposit accounts increased to $266,365, up $34,192 or 14.73% from $232,173 during the first six months of 1997, as compared to the same period of 1996. This is primarily attributed to the increase in new accounts during this period. The Bank had gains on the sale of SBA loans which totaled $60,994 during the first six month period ending June 30, 1997, and $0 during the second quarter of 1997. Other miscellaneous income decreased to $35,237, compared to $38,595, for the six month periods ended June 30, 1997, and 1996, respectively.

Other expenses increased 11.86% or $199,279 to $1,879,923, from $1,680,644, for the six month periods ended June 30, 1997 and 1996, respectively. Salaries and employee benefits accounted for approximately $38,000 of this increase. Repairs to the Bank building accounted for approximately $46,000 of the increase. The Bank expensed $77,000 of premium when the credit card portfolio was sold during the first quarter of 1996.


Asset Quality

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO)) as a percentage of total loans and OREO remained relatively unchanged at .85% and .88% at June 30, 1997, and December 31, 1996, respectively.


                              Nonperforming Assets

                                                                June 30,         December 31,
                                                                  1997              1996
                                                                  ----              ----


Loans on nonaccrual                                              $494,332         $ 14,854
Other real estate owned                                           240,546          399,199
Restructured/Impaired loans                                           -0-          303,913
                                                                 --------         --------
   Total non-performing assets                                    734,878         $717,966
Loans ninety days past due                                       $ 66,505         $560,530
Total nonperforming assets as a percentage of total
loans and other real estate                                           .86%             .87%
Loans ninety days past due as a percentage of total loans             .08%             .68%

The allowance for loan losses at June 30, 1997, remained basically unchanged from December 31, 1996, at $1,114,690. The allowance at June 30, 1997, represented 1.31% of total loans compared to 1.48% at December 31, 1996. The allowance at June 30, 1997 represented 151.68% of nonperforming assets (nonaccrual and restructured) at June 30,1997, compared to 169.11% of non-performing assets at December 31, 1996.

                  Analysis of the Allowance for Loan Losses at
                                 June 30, 1997



        Allowance for loan losses at December 31, 1996        $1,214,173
                                                              ----------
        Charge offs:
          Commercial                                             310,777
          Real Estate                                                -0-
          Installment                                             34,043
          Credit Card Related                                     44,170
                                                              ----------

            Total                                                388,990

        Recoveries:
          Commercial                                              31,963
          Real Estate                                                -0-
          Installment                                             13,706
          Credit card related                                      3,838
                                                              ----------
            Total                                                 49,507

            Net Charge-offs                                      339,483
                                                              ----------
        Provision charged to income                              240,000
                                                              ----------
        Allowance for loan losses at June 30, 1997            $1,114,690
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

LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio decreased by 6.15% at June 30, 1997, to 77.16%, as compared to 82.22% at December 31, 1996. This change is a result of the Bank maintaining a level of loan growth below the level of deposit growth. During the first six months of 1997, deposits grew by more than $11.0 million while gross loans increased by approximately $3.4 million. The Bank's liquid assets as a percentage of total deposits were 10.10% at June 30, 1997, compared to 7.34% at December 31, 1996. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders' equity increased 7.42% from December 31, 1996, to $9,844,964 at June 30, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 7.9% at June 30, 1997, compared to 8.2% at December 31, 1996. The decline of the three capital ratios was due to growth in the Bank's assets and risk based assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At June 30, 1997, the Bank had a risk-weighted total capital ratio of 9.7%, compared to 11.4% at December 31, 1996, and a Tier 1 risk-weighted capital ratio of 8.7%, compared to 10.2% at December 31, 1996.

INVESTMENT SECURITIES

At June 30, 1997, the Bank had $17,741,329 in investment securities available-for-sale and $1,659,946 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $48,860 on June 30, 1997. Investment securities comprised approximately 16% and 14% of the Bank's assets on June 30, 1997 and December 31, 1996 respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank has one investment totaling $250,000 in the investment portfolio at June 30, 1997, classified as a structured note. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.  Changes in Securities
Not Applicable.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
Submission of matters to a vote of security holders on April 30, 1997, the Company held its Annual Meeting of Shareholders for the purpose of electing six directors for three-year terms.

Each nominee for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, with 348,146 shares voting for each nominee and 27,060 shares withholding vote out of a total 646,062 outstanding shares. The six nominees elected at the meeting were Robert W. Bertelsbeck, Joseph S. Black, Robert C. Gasko, Kirsten M. Gasko, Mukut Gupta, G. Webb Howell. The other directors of the Company are: Arlie C. Aukerman, Mark A. Jungers, John E. Molis, Richard A. Parlontieri, Donnie H. Russell, H. Geoffrey Slade, Enrico A. Stanziale, Fred B. Sheats, John R. Torretto, and Ira P. Shepherd, III.


Item 5.  Other information
Not applicable.

Item 6.  Exhibits and Report on Form 8-K

a).  Exhibits.

     Exhibit
     Number         Description
     ---------------------------
     3.1*           Articles of Incorporation
     3.2*           Bylaws
     10.5***        Settlement Agreement and Release with Fayette County
                    Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
     10.6***        Fayette County Bancshares, Inc. Stock Option Plan.
     10.7****       Purchase Agreement-Credit Card Accounts dated January 23,
                    1997 between Fayette County Bank and Carolina First
     11             Computation of  Net Income Per Share
     21.1**         Subsidiaries of the Company
     24             Power of Attorney (contained on the Signature Page)
     27             Financial Data Schedule (for SEC use only)

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

     **** Previously filed as exhibit to Company's Form 10-QSB for quarter ended March 31, 1997.



b).  Reports on Form 8-K.
     NONE.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST COMMUNITY BANKING SERVICES, INC.
                                   (Registrant)


Date:   August 13, 1997            /s/ Ira Pat Shepherd
                                   -----------------------------------
                                   Ira Pat Shepherd,
                                   Principal Executive Officer



Date:  August 13, 1997             /s/ Mark Kearsley
                                   ----------------------------------
                                   Mark Kearsley,
                                   Principal Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number    Description
------    ------------

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

11        Computation of Earnings Per Share

27        Financial Data Schedule (for SEC use only)