Form 10QSB
period 1997-09-30
FIRST COMMUNITY BANKING SERVICES INC
filed 1997-11-13
CIK 837874

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM IO-QSB

 X       Quarterly report under Section 13 of 15 (d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended September 30, 1997.

         Transition report under Section 13 or 15 (d) of the Exchange Act for
---      the transition period from          to          .
                                    --------     --------


                         COMMISSION FILE NUMBER 0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.

        (Exact name of small business issuer as specified in its charter)

          Georgia                                     58-1835725
          -------                                     ----------
 (State or other Jurisdiction)            (I.R.S. Employer Identification No.)
of incorporation or organization

           300 South Peachtree Parkway, Peachtree City, Georgia 30269
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

Yes   X        No
     ---          ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                        Outstanding at November 12, 1997
------------------------------            --------------------------------
Common Stock, $1.00 Par Value                     647,712 shares



Transitional Small Business Disclosure Format:
Yes       No   X
   -----     -----

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements are provided for First Community Banking Services, Inc. and subsidiary:

         A. Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.

         B. Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996.

         C. Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996.

         D.       Notes to Consolidated Financial Statements.

              FIRST COMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 1997, and December 31, 1996
                                   (Unaudited)


                                                                      September 30,          December 31,
                                                                           1997                  1996
                                                                           --------------------------
         ASSETS
Cash and due from banks                                               $   4,203,263         $   5,317,785
Federal funds sold                                                              -0-             1,860,000
Interest-bearing deposits in other financial institutions                    40,815                25,088
Investment securities held to maturity (market value
  of $1,675,621 and $1,665,963, respectively)                             1,660,024             1,659,519
Investment securities available for sale                                 22,262,849            13,145,260
Other investments                                                           575,500               273,200

Loans, net of deferred loan fees                                         87,971,226            81,915,981
Less:  Allowance for loan losses                                          1,601,460             1,214,173
                                                                      -------------         -------------
  Loans, net                                                             86,369,766            80,701,808

Premises and equipment, net                                               3,221,020             3,352,404
Other real estate                                                           449,169               399,199
Accrued interest receivable                                               1,086,891               885,625
Intangible assets, net of accumulated amortization of
  $291,191 and $539,226, respectively                                       358,809               470,774
Other assets                                                                401,712               463,027
                                                                      -------------         -------------

TOTAL ASSETS                                                          $ 120,629,818         $ 108,553,689
                                                                      =============         =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing demand                                         $  18,666,580         $  17,122,818
  Interest-bearing demand and money market                               27,048,958            19,229,218
  Savings                                                                 6,402,120             5,666,954
  Time deposits of $100,000 or more                                      13,344,128            15,290,467
  Other time deposits                                                    43,410,536            40,834,909
                                                                      -------------         -------------

TOTAL DEPOSITS                                                          108,872,322            98,144,366

Federal funds purchased and securities sold under agreements
   to repurchase                                                             30,000                   -0-
Accrued interest payable                                                  1,124,444               941,468
Other liabilities                                                           341,619               303,139
                                                                      -------------         -------------

TOTAL LIABILITIES                                                       110,368,385            99,388,973
                                                                      -------------         -------------

STOCKHOLDERS' EQUITY
Preferred stock -$1.00 par value; 5,000,000 shares authorized,
  no shares issued and outstanding                                              -0-                   -0-
Common stock - $1.00 par value:  5,000,000 shares
  authorized, 647,712 and 643,062 issued and outstanding                    647,712               643,062
Surplus                                                                   6,138,406             6,096,901
Retained earnings                                                         3,544,941             2,562,787
Market valuation reserve on investment securities
   available for sale                                                       (69,626)             (138,034)
                                                                      -------------         -------------

TOTAL STOCKHOLDERS' EQUITY                                               10,261,433             9,164,716
                                                                      -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 120,629,818         $ 108,553,689
                                                                      =============         =============

See Notes to Consolidated Financial Statements

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
     For the Three and Nine Month Periods Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                      1997              1996           1997              1996
                                                   -------------------------------------------------------------
INTEREST INCOME
  Interest & fees on loans                         $ 2,265,031      $ 2,077,631     $ 6,626,223      $ 6,004,242
  Interest on taxable securities                       365,319          266,087         843,227          649,603
  Interest on tax exempt securities                     31,592           19,418          73,676           59,630
  Interest on federal funds sold                       135,275           77,106         285,362          163,167
  Interest on deposits with other banks                    482            2,813           1,285            8,152
                                                   -----------      -----------     -----------      -----------
     TOTAL INTEREST INCOME                           2,797,699        2,443,055       7,829,773        6,884,794
                                                   -----------      -----------     -----------      -----------

INTEREST EXPENSE
  Interest on deposits:
    Demand                                             206,225          201,901         480,844          526,307
    Savings                                             36,014           36,783         106,315          108,586
    Time                                               851,193          729,564       2,539,673        2,102,253
  Interest on federal funds purchased &
    securities sold under agreement to
    repurchase                                          12,276            3,600          20,100            8,767
                                                   -----------      -----------     -----------      -----------
    TOTAL INTEREST EXPENSE                           1,105,708          971,848       3,146,932        2,745,913
                                                   -----------      -----------     -----------      -----------

     NET INTEREST INCOME                             1,691,991        1,471,207       4,682,841        4,138,881

PROVISION FOR LOAN LOSSES                              300,000          270,000         540,000          560,000
                                                   -----------      -----------     -----------      -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          1,391,991        1,201,207       4,142,841        3,578,881
                                                   -----------      -----------     -----------      -----------

OTHER INCOME
  Service charges and fees                             126,245          128,031         392,610          360,204
  Securities gains (losses), net                       (11,554)             810          (8,685)            (140)
  Gains on sale of SBA loans                               -0-           71,825          60,994           71,825
  Other                                                 21,927           22,229          57,164           60,824
                                                   -----------      -----------     -----------      -----------
     TOTAL OTHER INCOME                                136,618          222,895         502,083          492,713
                                                   -----------      -----------     -----------      -----------

OTHER EXPENSE
  Salaries and employee benefits                       478,316          394,432       1,313,954        1,190,792
  Occupancy expense                                    125,599          118,488         387,626          334,056
  Other (Note B)                                       254,613          476,872       1,036,871        1,145,588
                                                   -----------      -----------     -----------      -----------
      TOTAL OTHER EXPENSE                              858,528          989,792       2,738,451        2,670,436
                                                   -----------      -----------     -----------      -----------

      INCOME BEFORE INCOME
      TAX EXPENSE                                      670,081          434,310       1,906,473        1,401,158

      INCOME TAX EXPENSE                               249,000          171,600         730,500          557,500
                                                   -----------      -----------     -----------      -----------

      NET INCOME                                   $   421,081      $   262,710     $ 1,175,973      $   843,658
                                                   ===========      ===========     ===========      ===========


      NET INCOME PER SHARE
      (NOTE C)                                     $       .60      $       .39     $      1.69      $      1.25
                                                   ===========      ===========     ===========      ===========



      WEIGHTED AVG NUMBER
      OF SHARES OUTSTANDING                            700,388          676,714         697,455          676,714
                                                   ===========      ===========     ===========      ===========

See Notes to Consolidated Financial Statements

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                               1997                  1996
                                                               --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                               $  1,175,972      $    843,658
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
        Amortization of intangibles                               113,964            73,393
        Depreciation, amortization and accretion                  163,163           148,719
        Provision for loan losses                                 540,000           560,000
        Securities gains, net                                       8,685              (140)
        Gains on sale of SBA Loans                                (60,994)          (71,825)
        Change in:
           (Increase) decrease in interest receivable            (201,266)          (36,763)
           Increase (Decrease) in interest payable                182,976          (414,076)
           (Increase) decrease in other assets                     26,075            39,139
           Increase (Decrease) in other liabilities                38,480           201,877
                                                             ------------      ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES        1,985,055         1,343,982
                                                             ============      ============

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits
      with other banks                                            (15,727)              -0-
   Purchases of investment securities available for sale      (16,743,614)      (13,349,074)
   Purchases of other investments                                (302,300)          (22,200)
   Proceeds from sales of investment securities
     available for sale                                         6,678,971         7,293,086
   Proceeds from maturities of investment securities                  -0-           200,000
   Proceeds from maturities of investment securities
     available for sale                                         1,050,000         3,750,000
   Proceeds from sale of SBA loans                                    -0-           790,075
   Proceeds from the sale of loans                              1,347,286         3,767,646
   Net (increase) decrease in loans                            (7,943,420)      (15,980,582)
   Purchase of bank premises and equipment                        (40,264)         (287,182)
   Sale of other real estate                                      399,199            68,931
                                                             ------------      ------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES        (15,569,869)      (13,769,300)
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Federal Funds purchased
      and securities sold under agreements to repurchase           30,000            (1,161)
   Net increase (decrease) in demand and savings
      deposits                                                 10,098,668         4,814,287
   Net increase (decrease) in time deposits                       629,288         7,834,005
   Proceeds from exercise of stock options                         46,155               -0-
   Cash Dividend Payment                                         (193,819)         (183,732)
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        10,610,292        12,463,399
                                                             ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (2,974,522)           38,081
                                                             ============      ============


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                7,177,785         5,852,249
                                                             ------------      ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,203,263      $  5,890,330
                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
    Interest                                                 $  2,963,956      $  3,159,989
                                                             ============      ============

    Income Taxes                                             $    666,000      $    628,000
                                                             ============      ============
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
    Acquisition of real estate in settlement of loans        $    449,169      $    399,199
                                                             ============      ============

                 FAYETTE COUNTY BANCSHARES, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A
       BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

       ACCOUNTING RULE CHANGES
(Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), `Deferral of the Effective Date of FASB Statements of No. 125, which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

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

       PENDING ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes APB Opinion 15 "Earnings per Share," and simplifies earnings per share computations by replacing primary EPS with Basic EPS, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted EPS, which is similar to the fully diluted EPS computation under APB 15. Had SFAS been effective on September 30, 1997, the Company would have had basic earnings per share of $.65 and $.41 and diluted earnings per share of $.60 and $.39 for the three months ending September 30, 1997 and 1996, respectively. For the nine months ending September 30, 1997 and 1996, basic earnings per share would have been $1.82 and $1.31 and diluted earnings per share would have been $1.69 and $1.25 respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 129 "Disclosure of information about capital structure." SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997. This standard consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 is not expected to have a significant impact on the financial conditions or results of operations of the Company.

NOTE B
         SUPPLEMENTAL FINANCIAL DATA
Components of other operating expenses of 1% of total interest and other income for the periods ended September 30, 1997 and 1996 are as follows:


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                           1997         1996        1997         1996
                                           -------------------------------------------
Printing and supplies                   $     --     $     --     $ 86,004     $ 86,822
Professional fees                             --           --       87,047           --
Data Processing fees                      72,690       97,909      229,609      165,159
FDIC assessment                               --      185,443           --      222,017
Directors Fees                                --           --           --       77,600

NOTE C
         EARNINGS PER SHARE
Earnings per share have been computed on the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of the options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

Period ended September 30, 1997
First Community Banking Services, Inc. (the "Company") reported net income of $421,081 for the third quarter of 1997, a 60.28% increase as compared to $262,710 for the same period in 1996. Net income for the nine month period ended September 30, 1997, was $1,175,973, an increase of $332,315, or 39.39% from the same period in 1996. Net earnings per share for the third quarter of 1997 and 1996 were $.61 and $.39, respectively. The increase in net income is primarily attributable to the increase in net interest income and fees from loans, net of the increase in provision for loan losses and other expenses. Total assets increased $12,076,129 to $120,629,818 between December 31, 1996 and September 30, 1997, an increase of 11.12%.

The return on average assets for the Company was 1.31% for the nine month period ended September 30, 1997, as compared to 1.19% for the same period last year. The return on average shareholders' equity increased for the first nine months of 1997 to 16.25 % as compared to 14.57% for the first nine months of 1996. Book value at September 30, 1997, was $15.85, an increase of $1.59 from December, 31, 1996.

Deposits grew $10,727,956 from December 31, 1996, an increase of 10.93%, to $108,872,322. Interest bearing demand deposits accounted for $7,819,740 of this increase, or 72.89%. The increase in deposits, and especially the increase in interest-bearing deposits, is primarily due to one significant depositor who has approximately $5 million in a money market account. Time deposits over $100,000 decreased $1,946,339 to $13,344,128, at September 30, 1997. Time deposits less than $100,000 increased by $2,575,627 from December 31, 1996, an increase of 6.8%. The time deposit growth is attributed to the increase by Fayette County Bank (the "Bank"), in rates on time deposits in order to fund loan demand. The Statement of Cash Flows shows a net increase in loans of $7,943,420 for the nine month period ending September 30, 1997 and an increase of $15,480,582 for the same period in 1996. The loan loss provision was funded to $540,000 for the nine month period ended September 30, 1997 as compared to $560,000 for the same period ending September 30, 1996. This was due to the Bank restoring and increasing the loan loss reserve to higher levels. The loan loss reserve represents 1.82% of total loans at September 30, 1997 as compared to 1.48% at December 31, 1996. The Bank charged off one commercial loan totaling $303,913 in the first quarter of 1997 and recovered $225,000 of this loan during the second and third quarters of 1997. This loan was classified as restructured/impaired at December 31, 1996. In order to fund liquidity needs and reduce credit risk exposure the Bank sold a home improvement portfolio which totalled $3,767,646 during the third quarter of 1996. The Bank also sold one SBA loan during the third quarter of 1996 totalling $790,075 of which $71,825 was recognized as a gain. Both of these sales generated cash that was used for funding other loan demand as well as purchases of investment securities. A credit card portfolio totaling $1,347,286 was sold during the first quarter of 1997 in order to reduce credit risk in the overall portfolio. There were no loans sold during the second and third quarters of 1997.

Loan growth was funded by the increase in deposits and a reduction of Fed Funds sold, which decreased from $1,860,000 at December 31, 1996 to $-0- at September 30, 1997. Investment securities available-for-sale increased $9,117,589 during the first nine months of 1997. The Statement of Cash Flows shows the Bank had $7,728,971 in available-for-sale securities to be sold or mature during the first nine months of 1997, while the Bank purchased $16,743,614 of available-for-sale securities. The Bank purchased $250,000 of other investments during the third quarter of 1997.

An increase in the volume of earning assets resulted in an increase in the Company's net interest income for the first nine months of 1997 as compared to the first nine months of 1996. Net interest income for the nine month period ended September 30, 1997 increased 13.14% to $4,682,841, as compared to $4,138,881 for the same period in 1996. Net interest income for the three month period ended September 30, 1997 was $1,691,991, up $220,784 or 15.01% from the same period ended 1996. The increase in net interest income, due to the increase in earning assets, was offset partially by a decline in the net interest margin. The net interest margin for the first nine months of 1996 declined only slightly to 5.68%, as compared to 6.09% for the same nine month period in 1996.

Other income increased to $502,083, or 1.90%, from $492,713 for the nine month periods ended September 30, 1997 and 1996, respectively. For the three month period ending September 30, 1997, other income decreased $86,277, or 38.71%, to $136,618 from $222,895 for the same period ended September 30, 1996. This is due mainly to the sale of an SBA loan in the third quarter of 1996, in which the Bank recognized a $71,825 gain. Service charges on deposit accounts decreased to $126,245, down $1,786, or 1.39%, from $128,031 during the third quarter of 1997, as compared to the same period of 1996. This is primarily attributed to the Bank offering a free business checking account in the third quarter of 1997.

Other expenses increased $68,015 to $2,738,451, from $2,670,436, for the nine month periods ended September 30, 1997 and 1996, respectively. Salaries and employee benefits increased $123,162 or 10.34% to $1,313,954 for the nine month period ending September 30, 1997. Occupancy expense is up 6.00% and 16.04% for the three and nine month periods ending September 30, 1997. Other expenses decreased $108,717 for the nine month ending September 30, 1997, primarily due to the SAIF (Savings Association Insurance Fund) one time assessment during the third quarter of 1996 in the amount of $167.157.

Asset Quality

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO)) increased to 1.91% of total loans and OREO at September 30, 1997, compared to .88 % at December 31, 1996. The increase in nonaccrual loans is due to two commercial loans becoming past due for more than 90 days. Management is currently working with these credits to minimize any potential losses of principal.

                              Nonperforming Assets

                                                            September 30,    December 31,
                                                                1997             1996
                                                                ----             ----
Loans on nonaccrual                                           $1,232,823      $   14,854
Other real estate owned                                          449,169         399,199
Restructured/Impaired loans                                          -0-         303,913
                                                              ----------      ----------
Total non-performing assets                                   $1,681,992      $  717,966

Loans ninety days past due                                    $1,292,942      $  560,530

Total nonperforming assets as a percentage of total
loans and other real estate                                         1.91%            .88%

Loans ninety days past due as a percentage of total loans           1.47%            .68%

The allowance for loan losses at September 30, 1997, increased $387,287 to $1,601,460 from December 31, 1996. The allowance at September 30, 1997 represented 1.82% of total loans compared to 1.48% at December 31, 1996. The allowance at September 30, 1997 represented 95.21% of nonperforming loans (nonaccrual and restructured) at September 30, 1997, compared to 169.11% of non-performing loans at December 31, 1996.


                  Analysis of the Allowance for Loan Losses at
                                  September 30,


Allowance for loan losses at December
 31,  1996 and 1995, respectively          $1,214,173     $  918,036

Charge offs:
Commercial                                    311,108        343,099
Real Estate                                       -0-         10,143
Installment                                    51,028         20,974
Credit Card Related                            45,125         93,171
                                           ----------     ----------
      Total                                $  407,261     $  467,387

Recoveries:
Commercial                                    231,963          3,585
Real Estate                                       -0-            -0-
Installment                                    17,931          3,319
Credit Card Related                             4,654           -0 -
                                           ----------     ----------
           Total                           $  254,548     $    6,904

           Net Charge offs                    152,713        460,483
                                           ----------     ----------

Provision charged to income                   540,000        560,000
                                           ----------     ----------
Allowance for loan losses at September
  30, 1997 and 1996, respectively          $1,601,460     $1,017,553
                                           ----------     ----------


The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio increased only slightly at September 30, 1997, to 79.33 %, as compared to 82.22% at December 31, 1996. This change is a result of the Bank maintaining a level of loan growth consistent with the level of deposit growth. During the first nine months of 1997, deposits grew just under $11 million while gross loans increased by approximately $6 million. The Bank's liquid assets as a percentage of total deposits were 3.87% at September 30, 1997, compared to 7.32% at December 31, 1996. Management also analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 11.97% from December 31, 1996, to $10,261,433 at September 30, 1997. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.1% at September 30, 1997, compared to 8.2% at December 31, 1996, a decline which was due to growth in the Bank's assets. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At September 30, 1997, the Bank had a risk-weighted total capital ratio of 11.1%, compared to 11.4% at December 31, 1996, and a Tier I risk-weighted capital ratio of 9.9%, compared to 10.2% at December 31, 1996.


INVESTMENT SECURITIES

At September 30, 1997, the Bank had $22,262,849 in investment securities available-for-sale and $1,660,024 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $69,626 on September 30, 1997. Investment securities comprised approximately 20% of the Bank's assets on September 30, 1997 and December 31, 1996. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. The Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

                           PART 11. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2. Changes in Securities
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

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

b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       FIRST COMMUNITY BANKING SERVICES, INC.


Date:    November 12, 1997              /s/ Ira Pat Shepherd
                                        -----------------------------
                                        Ira Pat Shepherd,
                                        Principal Executive Officer

Date:    November 12, 1997              /s/ Mark Kearsley
                                        -----------------------------
                                        Mark Kearsley,
                                        Principal Financial Officer