Form 10KSB
period 1997-12-31
FIRST COMMUNITY BANKING SERVICES INC
filed 1998-03-31
CIK 837874

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended                             Commission File Number
      December 31, 1997                                           0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.
             (Exact name of registrant as specified on its charter)



             Georgia                                        58-18357525
(State or other Jurisdiction of                 (I.R.S. Employer Identification No.)
300 South Peachtree Parkway                     Registrant's telephone number, including
Peachtree City, Georgia      30269              area code  (770-631-2265)
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (__)

         The Company's revenues for its most recent fiscal year were $11,219,756.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998, was $25,072,987.50 based on the sales price of the Common Stock of $24.75. Although the Company's Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is limited trading activity for the Common Stock.

The number of shares outstanding of the Registrant's common stock at March 20, 1998, was 1,369,012 shares.

Documents Incorporated by Reference:

                  Portions of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, scheduled April 24, 1998, are incorporated by reference in answer to Part III of this report.

                                 Page 1 of 43

                           Exhibit Index on Page 40

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

DEPOSIT INSURANCE

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, depositor institutions pay to BIF or SAIF from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks to $.04 per $100. Subsequently, the FDIC revised the range of premiums from $.00 to $.31 per $100. In 1997, the Bank's assessment rate on BIF and SAIF deposits per $100 was $.00 and $.23, respectively, and the Bank was therefore subject to the minimum $1,000 BIF semi-annual assessment. The combined assessment per $100 is $.10 on insured deposits. The Deposit Insurance Funds Act of 1996 eliminated the minimum assessment required by statute. It also separated, effective January 1, 1997, the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO will be in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

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

         Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1997. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Capital."

RECENT LEGISLATIVE DEVELOPMENTS

Interstate Banking and Branching Restrictions

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking
Act). This Act became effective on September 29, 1995, and permits eligible bank holding companies in any state, with regulatory approval, to acquire banking organizations in any other state. Effective June 1, 1997, the Interstate Banking Act allowed banks with different home states to merge, unless a particular state opts out of the statute. Consistent with the Interstate Banking Act, Georgia adopted legislation in 1996 which permitted interstate bank mergers beginning June 1, 1997.

         In addition, beginning June 1, 1997, the Interstate Banking Act permitted national and state banks to establish de novo branches in another state if there is a law in that state which applies equally to all banks and expressly permits all out-of-state banks to establish de novo branches. However, in 1996, Georgia adopted legislation which opts out of this provision. The Georgia legislation provides that, with the prior approval of the Department of Banking and Finance, after July 1, 1996, a bank may establish three new or additional branch banks anywhere in the state with prior regulatory approval. From time to time, various bills are introduced in the United States Congress and at the state legislative level with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

INDUSTRY DEVELOPMENTS

         Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial services industry. Due to continued changes in the regulatory environment, additional legisltation related to the banking industry islikely to continue. While the potential effects of legislation currently under consideration cannot be measured, the Company is unaware of any pending legislation or regulatory reform which would materially affect its financial position or operating results in the foreseeable future.

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company is seeking assurances about the Year 2000 compliance with respect to the third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the bank's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the Year 2000 issue. there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such provess will not have a material adverse effect on the Bank's business, financial condition and results of operations.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company owns the Bank's main banking facility located at 300 South Peachtree Parkway, Peachtree City, Georgia. This facility consists of a 9,700 square foot three floor complete banking center, housing the Bank's corporate offices and a full service bank. The Bank owns the Fayetteville branch facility located at 150 West Lanier Avenue, Fayetteville, Georgia. This building is approximately 2,400 square feet occupying two floors. The main floor is a complete banking floor with three teller stations and two offices. The basement houses the vault, safe deposit boxes, a break room, and storage.

         A third banking facility is located at 100 Kedron Drive, Peachtree City, Georgia. The facility is 5,000 square feet and consists of two floors. The loan department occupies the basement and a complete banking facility is on the upper level.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter ended December 31, 1997, to a vote of security holders of the Company.









                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company had 1,369,012 shares of Common Stock issued and outstanding to approximately 953 shareholders on March 20, 1998.

         Although the Common Stock has been listed on the NASDAQ SmallCap Market since September 29, 1995, there is very little trading activity for the Common Stock. On January 15, 1998, the Board of Directors declared a two-for-one split distributable on February 20, 1998. All references to number of shares, per share amounts, and market prices have been retroactively restated to reflect the increased number of shares outstanding. The following table sets forth the reported high and low sales prices of the Common Stock for the quarter indicated as reported on the Nasdaq SmallCap Market.

                                                             High                Low
                                                             ----                ---
         Fourth Quarter             1996                    $14.75           $9.38
         First  Quarter             1997                    $12.75           $10.13
         Second Quarter             1997                    $13.13           $11.25

         Third Quarter              1997                    $13.50           $11.75
         Fourth Quarter             1997                    $16.35           $12.63

         Prior to September 29, 1995, there was no established trading market for the Common Stock. On March 20, 1998, the last reported sales price of the Common Stock on the Nasdaq SmallCap Market was $24.75 per share.

         In April 1997, and March 1996, the Company paid to its shareholders a $.15 per share cash dividend. Presently, the only source of funds available for the payment of dividends by the Company would be dividends paid to the Company by the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

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

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


SELECTED FINANCIAL DATA

         The information presented below should be read in conjunction with the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts shown below are in thousands except for earnings and dividends per share information and shares outstanding.


                                                                            Year Ended December 31,
                                                         1997         1996          1995             1994           1993
                                                         ----      ---------     -----------      -----------    -----------
Income Statement Data:
Total Interest Income                                  $10,597     $    9,369    $      7,187     $     5,269    $     4,440
Total Interest Expense                                   4,254          3,687           2,789           1,559          1,312
Net Interest Income                                      6,343          5,682           4,398           3,710          3,128
Provision for Loan Loss                                    620            856             335              92            412
Non Interest Income                                        550            645             536             381            536
Non Interest Expense                                     3,809          3,517           3,015           2,831          2,348
Provision for Income Taxes                                 896            700             562             373            325
Extraordinary Item                                         -0-            -0-             -0-             -0-            -0-
Change in accounting                                       -0-            -0-             -0-             -0-             27

Net Income                                               1,568          1,254           1,022             795            606
Basic Earnings Per Common Share (1)                       1.15            .92             .75             .59            .43
Diluted Earnings per Common Share (1)                     1.08            .87             .73             .56            .43
Dividends paid Per Share                                   .15            .15             .13             .10            .05
Basis Weighted Avg. Common Equivalent
 Shares Outstanding (1)                              1,363,557      1,359,953       1,357,453       1,353,953      1,350,953
Diluted Weighted Avg. Common
 Equivalent Shares Outstanding (1)                   1,444,909      1,440,939       1,391,729       1,357,529      1,352,997
Dividend Payout Ratio                                    12.36%         14.65%          14.90%          15.25%         10.01%



1) Stock Split in 1998, and stock dividends in 1997 and 1996 have been retroactively reflected in the per share data and weighted average common and equivalent shares outstanding as if they occurred January 1, 1993.


                                                                  At December 31,
                                            1997          1996         1995           1994         1993
                                         ----------    ----------   ----------     ----------   ----------
Balance Sheet Data:

Total Assets                             $  131,468    $  108,554   $   90,933     $   64,965   $   67,814
Investment Securities                        27,289        15,078       13,001         14,462       13,934
Loans, Net of Allowance
for Loan Loss                                83,544        80,702       66,853         41,695       42,182
Demand & Savings                             62,951        42,019       40,948         33,852       42,773
Time Deposits                                56,083        56,125       40,489         22,735       17,232
Stockholders' Equity                         10,731         9,165        8,136          6,857        6,624
Book Value Per Share (1)                       7.84          7.13         6.54           5.65         5.46
Equity to Asset Ratio                          8.16%         8.44%        8.95%         10.55%        9.77%

PENDING MERGER

         On February 12, 1998, the Company and Regions Financial Corporation (Regions) executed a definitive agreement (Agreement) to merge the two companies, whereby Regions would acquire all of the issued and outstanding shares of common stock of the Company in exchange for Regions common stock. The Agreement provides for an exchange of 1.25 shares of Regions common stock for each outstanding share of the Company's common stock. The merger will be accounted for as a pooling of interest under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the third quarter of 1998. See Form 8-K filed on March 2, 1998 announcing the merger agreement.


RESULTS OF OPERATIONS


         The Company's net income increased $313,169, or 24.97%, to $1,567,580 in the year ended December 31, 1997, from $1,254,411 in the year ended December 31, 1996. An increase in total loans outstanding along with higher noninterest bearing deposits is the primary reason for the increase in net income. Basic earnings per share increased from $.92 at December 31,1996 to $1.15 at December 31, 1997, an increase of $.23 or 25.00%. Diluted earnings per share increased 24.14% or $.21 for the one year period ending December 31, 1997, as compared to the same period ending December 31, 1996. The return on average assets increased to 1.29%, up 1.23% for the one year period ending December 31, 1997 as compared to the same period ending December 31, 1996. Return on average equity was 16.02% and 15.07% for the year ended December 31, 1997 and 1996 respectively.

         Net interest income increased $660,809, or 11.63%, for the period ending December 31, 1997. As indicated by the decrease in the net interest margin from 6.10% in 1996 to 5.66% in 1997, the pricing on interest earning assets decreased while the cost of funds increased. The narrowing of the net interest margin is due to economic conditions and competition in the local market.

         The provision for loan losses decreased $236,312 for the one year period ending December 31, 1997 as compared to the same period ended December 31, 1996. In the first quarter of 1997, the Bank sold a credit card portfolio totaling $1,347,286 due to the increase in personal bankruptcies nationally. Management felt that the amount in potential charge offs in this portfolio would decrease the actual yield below what could be earned in other earning assets. The Company ended 1997 with a loan loss reserve ratio of 2.00% and net loans charged off of $129,855. This, as compared to a reserve ratio of 1.48% and net charged off loans of $560,175 during the one year period ending December 31, 1996. The loan portfolio increased $3,332,290 or 4.07% during the one year period ending December 31, 1997.

         Noninterest income decreased slightly to $549,781, down $95,174 or 14.76% from $644,972 for the period ending December 31, 1997, compared to the period ending December 31, 1996. Service charges on deposit accounts increased $23,783 due to the increase in the number of accounts maintained at the Bank. Also, as noted above, the Bank sold its credit card portfolio in 1997, realizing a loss of $72,970 due to a write off of unamortized purchase premium. The Bank sold investment securities during 1997, which resulted in a loss of $8,316, in order to minimize its interest rate and maturity exposure in certain mortage backed securities. The proceeds from the sale of these investments was used to purchase shorter term investments with more certainty in interest rates and marketability. The Bank also disposed of assets, primarily obsolete computer equipment for a loss of $20,265 during the one year period ending December 31, 1997.

         Noninterest expense increased $292,144, or 8.31%, from $3,516,871 in 1996, to $3,809,015 for the one year period ending December 31,1997. Salaries and employee benefits increased $261,641 or 16.14% to $1,882,462 for the year ended December 31, 1997. This increase is due to an increase in the Bank's bonus plan and the banks matching in the 401-K savings incentive plan to employees and officers of the Bank. Expenses related to fixed assets increased $63,293 or 16.15% to $455,262 during 1997 due to repairs to the buildings as well as a full year of depreciation expenses related to computer equipment purchased in the third quarter of 1996. An analysis of the intangible assets related to the purchase of deposits from Anchor Savings Bank in 1991 resulted in an excelerated amortization of the core deposit intangible of an additional $123,811 expense during 1997. The decrease in the life of the core deposit intangible will result in an additional expense of $19,050 per year until it is fully amortized in June, 2001. Other expenses decreased $166,835 to $812,070 at December 31, 1997. This decrease is primarily due to nonrecurring assessment by the FDIC for savings deposits during the third quarter of 1996.

NET INTEREST INCOME

         GENERAL. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets, the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest- bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

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

                                                                         1997                            1996
                                                                         ----                            ----
                                                                 Average            Yield/       Average          Yield/
                                                                 Balance            Rate         Balance           Rate
                                                                 -------            ------    --------------      -------
Assets
   Cash & due from banks                                      $    4,002,204        0.00%     $    3,167,769       0.00%
   Federal funds sold                                              6,359,886        5.59%          3,929,727       5.60%
   Interest-bearing deposits with other banks                         34,075        5.49%            179,738       4.86%
   Taxable securities                                             18,715,786        6.13%         13,694,088       6.12%
   Tax exempt securities (1)                                       2,600,915        4.75%          1,687,934       4.68%
   Other investments                                                 314,466        7.25%            264,981       7.34%
   Loans(2)                                                       83,965,872       10.65%         73,446,044      11.17%
   Other assets                                                    5,450,327        0.00%          5,232,802       0.00%
                                                              --------------                  --------------
      Total                                                   $  121,443,531                  $  101,603,083
                                                              ==============                  ==============
Liabilities
   Demand deposits                                                23,103,245        0.00%         16,135,113       0.00%
   Interest-bearing demand deposits                               23,522,722        2.95%         21,929,897       3.09%
   Savings deposits                                                6,127,326        2.31%          5,963,929       2.42%
   Time deposits                                                  57,206,047        5.94%         46,138,495       6.18%
   Federal funds purchased and                                                                                     4.52%
      securities sold under agreements to
      repurchase                                                     341,589        5.93%            268,005       0.00%
   Other liabilities                                               1,355,867        0.00%          2,846,296       0.00%
   Shareholders' equity                                            9,786,735        0.00%          8,321,348       0.00%
                                                              --------------                  --------------
      Total                                                   $  121,443,531                  $  101,603,083
                                                              ==============                  ==============


                                                                      1997                        1996
                                                                 --------------               ------------
Average yield on interest-earning assets                                   9.46%                    10.05%
Average rate paid on interest-bearing liabilities                          4.88%                     4.96%
Net interest spread                                                        4.58%                     5.09%
Net interest margin (net interest earnings divided
   by total interest-earning assets)                                       5.66%                     6.10%

Interest income:
Interest and fees on loans (3)                                  $     8,945,541              $  8,202,657
Investment securities:
   U.S. Treasury securities                                              79,656                   133,473
   U.S. Government agencies & corp.                                   1,068,205                   705,175
   States & political subdivisions                                      123,603                    79,048
   Other investments                                                     22,799                    19,460
   Interest on federal funds sold                                       355,421                   220,072
   Interest on deposits with other banks                                  1,870                     8,740
                                                                ---------------              ------------
      Total interest income                                     $    10,597,095              $  9,368,625
                                                                ---------------              ------------

                                                                         1997                    1996
                                                                         ----                    ----
Interest expense:
   Interest on deposits:
      Demand                                                            694,902                  678,718
      Savings                                                           141,488                  144,098
      Time deposits of $100,000 or more                                 849,732                  912,059
      Other time deposits                                             2,547,726                1,939,439
                                                                     ----------               ----------

   Total interest on deposits                                         4,233,848                3,674,314

Interest on federal funds purchased and securities
   sold under agreements to repurchase                                   20,243                   12,116
                                                                     ----------               ----------

   Total interest expense                                             4,254,091                3,686,430
                                                                     ----------               ----------
   Net interest income                                               $6,343,004               $5,682,195
                                                                     ==========               ==========


(1) Yields on tax exempt securities have not been computed on a tax equivalent basis.

(2) Nonaccrual loans are included in average loans for the years ended December 31, 1997, and 1996.

(3) Fee income on loans totaled $548,080 for the year ended December 31, 1997, and $614,866 for the year ended December 31, 1996.

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

                          Year Ended December 31, 1997
                                  compared with
                          Year Ended December 31, 1996
                           Increase (Decrease) Due To:

                                                    Volume                      Rate                       Total
                                                    ------                      ----                       -----
Interest earned on:
   Interest-earning deposits in
      other banks....................            $   (7,875)                $    1,005                $    (6,870)
   Taxable securities................               311,422                      1,130                    312,552
   Tax exempt securities.............                43,356                      1,199                     44,555
   Federal funds sold................               135,743                       (394)                   135,349
   Net loans.........................             1,137,132                   (394,248)                   742,884
                                                 ----------                 ----------                -----------
Total interest income................            $1,619,778                 $ (391,308)               $ 1,228,470
                                                 ==========                 ==========                ===========
Interest paid on:
   Demand deposits...................                47,782                    (31,598)                    16,184
   Savings deposits..................                 3,953                     (6,563)                    (2,510)
   Time deposits.....................               660,494                   (114,534)                   545,960
   Federal Funds Purchased
   and securities sold under
   agreements to repurchase..........                 3,804                      4,323                      8,127
                                                 ----------                 ----------                -----------
   Total interest expense............               716,033                 $ (148,372)               $   567,661
   Change in net interest                        ----------                 ----------                -----------
      income.........................            $  903,745                 $ (242,936                $   660,809
                                                 ==========                 ==========                ===========

                          Year Ended December 31, 1996
                                  compared with
                          Year Ended December 31, 1995
                          Increase (decrease) due to:


                                                       Volume           Rate           Total
                                                       ------           ----           -----
Interest earned on:
   Interest-earning deposits in
      other Banks .............................     $    (2,703)     $      (492)  $    (3,195)
   Taxable securities .........................          65,323          (30,713)       34,610
   Tax exempt securities ......................          (8,127)           1,468        (6,659)
   Federal funds sold .........................         (30,347)         (15,347)       45,694
   Net loans ..................................       2,159,344           43,558     2,202,902
                                                    -----------      -----------   -----------
Total interest income .........................     $ 2,183,490      $    (1,526)  $ 2,181,964
                                                    ===========      ===========   ===========
Interest paid on:
   Demand deposits ............................          53,515          (26,754)       26,761
   Savings deposits ...........................          19,594           (1,047)       18,547
   Time deposits ..............................         768,291           83,869       852,160
   Federal funds purchased
   and securities sold under
   agreements to repurchase ...................           1,283           (1,692)         (409)
                                                    -----------      -----------   -----------
   Total interest expense .....................     $   842,683      $    54,376   $   897,059
                                                    -----------      -----------   -----------
   Change in net interest .....................     $ 1,340,807      $   (55,902)  $ 1,284,905
     income                                         ===========      ===========   ===========



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

         Gap analysis measures how the Bank is positioned for interest rate changes. Below is an analysis of rate sensitive assets and liabilities as of December 31, 1997.

                            Interest Rate Sensitivity
                                December 31, 1997
                             (Dollars in thousands)



                                                0-3               3-12                              5 Yr.
                                               Months            Months          1-5 Yr             More             Total
                                             ---------        -----------      ----------        ----------       -----------
Interest Earning Deposits                    $      47        $       -0-      $      -0-        $      -0-       $        47

Investment Securities                            1,471              7,573           6,380            11,865            27,289

Federal Funds Sold                               9,550                -0-             -0-               -0-             9,550

Loans                                           40,979             15,787          26,522             1,960            85,248
                                             ---------        -----------      ----------        ----------       -----------

Total Rate Sensitive
   Assets                                       52,047             23,360          32,902            13,825           122,134
                                             ---------        -----------      ----------        ----------       -----------

NOW and MMDA Dep.                               29,136                -0-             -0-               -0-            29,136
Savings Deposits                                 5,920                -0-             -0-               -0-             5,920
Time Deposits                                   14,693             24,381          17,006                 3            56,083

Securities Sold Under
   Agreements to
   Repurchase                                      -0-                -0-             -0-               -0-               -0-
                                             ---------        -----------      ----------        ----------       -----------
Total Rate Sensitive
   Liabilities                               $  49,749        $    24,381      $   17,006        $        3       $    91,139
                                             ---------        -----------      ----------        ----------       -----------

Excess (Deficiency) of
   Rate Sensitive Assets
   Less Rate Sensitive
   Liabilities                               $   2,298        $    (1,021)     $   15,896        $   13,822       $    30,995
                                             =========        ===========      ==========        ==========       ===========

Cumulative GAP                               $   2,298        $     1,277      $   17,173        $   30,955

Percent of Cumulative
   Gap to Total Earning
   Assets                                         1.88%              1.05%          14.06%            25.35%

         As indicated in the above table, the positive gap between rate sensitive assets and rate sensitive liabilities during all periods would allow the Company to reprice its assets faster than its liabilities in a rising interest rate environment, which would have a positive effect on earnings. However, in an decreasing interest rate environment, the Company would experience a decrease in earnings. A negative gap between rate sensitive assets and rate sensitive liabilities would represent that liabilities reprice faster than assets. In a increasing interest rate market, the opposite would result. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         The table below summarizes certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for each of the last three years.


                                                        1997                  1996                1995
                                                        ----                  ----                ----
Balance, beginning of year                           $1,214,173         $   918,036             715,230
Provision charged to operations                         620,000             856,312             335,000

Loans charged off:
   Commercial                                          (315,953)           (391,099)            (53,826)
   Real Estate Mortgage                                    (-0-)            (10,143)               (-0-)
   Consumer                                             (52,559)            (71,099)            (52,559)
   Credit Cards                                         (46,078)           (110,991)            (88,709)
                                                     ----------         -----------          -----------
                                                     $ (414,590)        $  (583,332)           (170,909)
Loan recoveries:
   Commercial                                           256,963              17,569              26,892
   Real Estate                                              -0-                 199                 -0-
   Consumer                                              21,914               3,907                 -0-
   Credit Card                                            5,858               1,482              11,823
                                                     ----------         -----------          ----------
                                                        284,735              23,157              38,715
                                                     ----------         -----------          ----------

Net Loans Charged Off                                  (129,855)           (560,175)           (129,855)

Balance, end of year                                 $1,704,318         $ 1,214,173          $  918,036
                                                     ==========         ===========          ==========

Ratio of net charge-offs during the
period to total loans outstanding
during the period                                          0.16%               0.68%                .19%

The provision for loan losses was $620,000 in the year ended December 31, 1997, compared to $856,312 in the year ended December 31, 1996. The decrease in the provision is due to the Bank reducing its charge offs by selling the credit card loan portfolio in early 1997 and low net charge offs in other categories of loans.

         ALLOCATION OF ALLOWANCE. The table below sets forth the amount of the allowance for loan losses allocated by the Company by loan categories.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                                       December 31,
                                              -------------------------------------------------------------
                                                          1997                                 1996
                                              -------------------------------    --------------------------
                                                                     % of                         % of
                                                                  Category to                  Category to
                                                                     Total                        Total
                                                 Amount              Loans         Amount         Loans
                                              -------------          ------      ----------       -----
Allowance for loan loss
balance applicable to:
   Commercial                                $      850,740           47.17%     $  466,027       52.43%
   Real Estate-construction                         438,896           24.92%        242,254       23.75%
   Real Estate-mortgage                             301,165           21.24%        397,019       15.71%
   Consumer                                         113,517            6.67%         63,711        6.44%
   Credit Cards                                         -0-            0.00%         45,162        1.67%
                                             --------------          ------      ----------       -----
                                             $    1,704,318          100.00%     $1,214,173       100.00%
                                             ==============          ======      ==========       ======

         Nonaccrual, past due and restructured loans at the end of each reported period are as follows:


                                                90 Days & Over                           Non-
                                                   Past Due         Restructured        Accrual
                                                --------------      ------------      ----------
December 31, 1997                               $     95,305         $      -0-       $  509,038
December 31, 1996                               $    564,530         $  303,913       $   14,854

         Of the $95,305 in loans past due 90 days and over, at December 31, 1997, $59,068 is represented by one construction loan, and three consumer loans totalling $36,237. Restructured loans at December 31, 1996, represents one commercial loan. If the nonaccrual loans had been accruing interest for the full year, the Bank would have recognized an additional $38,000 and $19,000 income in 1997 and 1996, respectively. The Bank recognized approximately $59,000 and $4,000 in interest income from these loans in 1997 and 1996, respectively.

         The Bank places a non credit card related loan on nonaccrual status when the loan is 90 days or more past due and management feels the collection of this debt is doubtful. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. Credit card loans were carried for a term of 180 days past due before being charged off. Nonperforming loans as a percentage of period end loans were .60% at December 31, 1997, compared to .38% at December 31, 1996.

         As of December 31, 1997, there were 14 loans totaling $1,147,000 classified for regulatory purposes as substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects may materially impact future operating results, liquidity, or capital resources of the borrower, or (ii) represent material credits with respect to which management has serious doubts as to the ability of the borrowers to comply with the loan repayment terms. Reserves, if any are required, are specifically allocated to each of these loans based on management's assessment of risk and the value of collateral, if any, pledged to secure such loans.

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

NONINTEREST INCOME AND EXPENSE

         NONINTEREST INCOME. Noninterest income decreased $95,174, or 14.76%, to $549,798 in 1997 from $644,972 in 1996. The largest component of noninterest income is service charges on deposit accounts, which totaled $527,404 in 1997, a 4.72% increase over the 1996 level of $503,621. A portion of the decrease in noninterest income can be attributed to the sale of the credit card portfolio in 1997; the Bank recognized a loss of $72,970 due to a write off of the unamortized purchase premium.

          The following table sets forth, for the periods indicated, the principal components of noninterest income:

                               Noninterest Income



                                                            Year Ended December 31,
                                                          1997                  1996
                                                       ---------             ----------
Service charges on deposit accounts                    $527,404               $503,621
Securities gains (losses)                                (8,316)                   142
Gain on sale of SBA loans                                60,994                 71,825
Gain (Loss) on Sale of Fixed Assets                     (20,265)                   -0-
Loss on Sale of Credit Card                             (72,970)                   -0-
Other                                                    62,951                 69,384
                                                       --------               --------
   Total noninterest income                            $549,798               $644,972
                                                       ========               ========

                               Noninterest Expense

                                                           Year Ended December 31,
                                                          1997               1996
                                                       ----------         ----------
Salaries and employee benefits                         $1,882,562         $1,620,921
Net Occupancy expense                                     455,262            391,969
Amortization of intangibles                               174,519             97,857
Professional fees                                         484,602            427,219
Other                                                     812,070            978,905
                                                       ----------         ----------
   Total noninterest expense                           $3,809,015         $3,516,871
                                                       ==========         ==========

Efficiency ratio                                            55.26%             55.58%

         Salaries and employees benefits increased $261,641, or 16.14%, to $1,882,562 in 1997 from $1,620,921 in 1996 due to annual merit increases as well as the increase in employer matching in contributions into the 401-K savings incentive plan sponsored by the Bank to its employees. Net occupancy increased $63,293, or 16.15%, to $455,262 in 1997, from $391,969 in 1996. This was due primarily to an increase in depreciation related to the upgrade of computer equipment in late 1996, thus resulting in twelve months depreciation in 1997 compared to three months in 1996. The Bank also had maintenance expenses related to the branch facilities higher in 1997 than in previous years. Other expenses decreased $166,835 or 17.04% to $812,070 in 1997 from $978,905 in 1996. This decrease is due to a one time assessment by the FDIC during 1996 based on the thrift deposits the Bank had. This assessment totaled $167,056 and was reflected in the third quarter earnings report of 1996.


EARNING ASSETS

         LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $83,965,872 in 1997 compared to $73,446,044 in 1996, an increase of $10,519,828 or 14.32%. At
December 31, 1997, total loans, net of deferred loan fees, were $85,248,271 compared to $81,915,981 at the end of 1996.

         The following table shows the comparison of the loan portfolio by category at the dates indicated.

                          COMPOSITION OF LOAN PORTFOLIO


               Types of Loans                       1997             1996
                                               -------------    -------------
Commercial                                     $  15,855,022    $  17,340,052
Real estate - commercial                          24,454,646       25,713,790
Real estate - individual                          18,152,167       12,898,096
Real estate - construction                        21,296,534       19,505,888
Installment & single payment ind.                  5,675,875        5,255,715
Credit Cards                                             -0-        1,375,249
Other                                                 16,991           28,799
                                               -------------    -------------

   Total loans                                    85,451,235       82,117,589

   Net deferred loan fees/cost                      (202,964)        (201,608)
                                               -------------    -------------

   Total net loans                             $  85,248,271    $  81,915,981
                                               =============    =============

         The principal component of the Company's loan portfolio is real estate loans. At year end 1997, loans secured by real estate totalled $63,903,347, or 74.78% of the portfolio. Commercial real estate made up $24,454,646 of the portfolio and represents the principal component of the Bank's loan portfolio. This category of loans decreased $1,259,144, or 4.90%, from 1996 due to relationships moving to capital markets which offer a competitive interest rate, terms and conditions for the commercial borrowers. Individual real estate loans showed the largest increase for the one year period. Individual real estate loans include first liens and junior liens of family residences increased $5,254,071 or 40.74% during the period ending December 31, 1997, up from $12,898,071 at December 31, 1996. Nonresidential mortgage loans, which include commercial loans, single family construction, and other loans secured by multi-family properties and farmland, increased $305,616, to $37,151,556 at December 31, 1997, from $36,845,940 at year end 1996. The increase in nonresidential mortgage loans also reflects the growth of the Company's lending for commercial real estate purposes and an increase in commercial loans in which a security interest in real estate was obtained as primary collateral.

         Consumer loans decreased $966,897, or 14.52%, to $5,692,866 in 1997, from $6,659,763 in 1996. This is due to the sale of the credit card portfolio in January of 1997, totalling $1,375,249. This portfolio did not perform as expected over the past years and management did not foresee any increase in its performance. Settlement for this transaction occurred on January 31, 1997, based on that day's balances. The sale of the portfolio resulted in an approximate $73,000 write off of the unamortized premium from the purchase of this portfolio in 1991.



         The following is a presentation of an analysis of maturities of loans as of December 31, 1997 (in thousands) :


                                                 Maturing         Maturing        Maturing
                                                 in 1 Year         in 1 to         After
Type of Loan                                      or less          5 years        5 years           Total
------------                                    ----------       ---------        ---------       ----------
Commercial                                      $    8,345       $    6,117       $   1,393       $   15,855
Real estate (commercial)                             5,469            9,029           9,957           24,455
Real estate (industrial)                             3,562            8,701           5,889           18,152
Real estate (construction)                          19,481            1,648             167           21,296
Installment                                          1,033            4,201             442            5,676
Credit Card                                            -0-              -0-             -0-              -0-
Other                                                   17              -0-             -0-               17
                                                ----------       ----------      ----------       ----------
Total                                           $   37,907       $   29,696      $   17,848       $   85,451
                                                ==========       ==========      ==========       ==========

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

         The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 1997 (in thousands) :


                        Loans due after 1 year with
                        predetermined interest rates....................            $ 26,924

                        Loans due after 1 year with                                 $ 20,620
                        floating interest rates........................

INVESTMENT PORTFOLIO. Investment securities comprised approximately 20.76% and 13.89% of the Bank's assets on December 31, 1997 and 1996, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. During 1996 and 1997, the Bank purchased primarily securities issued by U.S. Government Agencies and Treasuries with maturities of three years or less. This will be the investing philosophy of management during 1998 as well. The Bank has included in its investment portfolio instruments described as a derivative, and, in particular, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 (SFAS 115) on the accounting and reporting for investments in all debt and equity securities that have readily determinable fair values. SFAS 115 requires that investments are to be classified as held-to-maturity, available-for-sale or trading securities. Held-to-maturity securities are to be reported at amortized cost, while available-for-sale securities and trading securities are to be reported at fair value. The Bank elected to adopt SFAS 115 as of December 31, 1993. At December 31, 1997, the Bank had $25,053,659 in investment securities available-for-sale and $1,660,034 in securities held-to-maturity. The net unrealized loss on available for-sale-securities, net of deferred income taxes of $12,452, was $24,172 on December 31, 1997.

The carrying value and estimated market value of investment securities held to maturity are as follows at December 31:


                                                                       1997
                                        ----------------------------------------------------------------
                                         Carrying             Unrealized      Unrealized       Market
                                           Value                 Gains          Losses          Value
                                        -----------           ----------      ----------     -----------
  States and political
   subdivisions                         $ 1,660,034           $   30,583      $      806     $ 1,689,811

                                                                       1996
                                        ----------------------------------------------------------------
                                         Carrying             Unrealized       Unrealized      Market
                                           Value                 Gains           Losses         Value
                                        -----------           ----------       ----------    -----------
 States and political
  subdivisions                          $ 1,659,519           $   12,652       $    6,208    $ 1,665,963


The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:


                                                                   1997
                                 -------------------------------------------------------------------
                                    Amortized          Unrealized        Unrealized         Market
                                      Cost                Gains            Losses            Value
                                 -------------         ----------        ----------     ------------
U.S. Treasury Securities         $  1,004,669         $     4,237      $        -0-     $   1,008,906
U.S. Government
   Agencies and
   Corporations                    17,775,443               9,698             20,174       17,764,967
Mortgage-backed
   securities                       4,096,992              12,231             71,663        4,037,560
States & Political
   Subdivisions                     2,213,180              30,176              1,129        2,242,226
                                 ------------         -----------      -------------    -------------

Total                            $ 25,090,284         $    56,342      $      92,967    $  25,053,659
                                 ============         ===========      =============    =============


                                                                   1996
                                 -------------------------------------------------------------------
                                    Amortized          Unrealized        Unrealized         Market
                                      Cost                Gains            Losses            Value
                                 -------------         ----------        ----------     ------------

U.S. Treasury Securities         $       496,410     $      152      $         -0-      $    496,562
U.S. Government
   Agencies and
   Corporations                        7,882,039          3,660             23,787         7,861,912
Mortgage-backed
   securities                          4,975,955          2,189            191,358         4,786,786
                                 ---------------     ----------      -------------      ------------

 Total                           $    13,354,404     $    6,001      $     215,145      $ 13,145,260
                                 ===============     ==========      =============      ============


The Bank also had other investments of $575,500 at December 31, 1997 consisting of stock in the Federal Home Loan Bank of Atlanta and Eagle Bank Stock. At December 31, 1996, other investments of $273,200 consisted of stock in the Federal Home Loan Bank of Atlanta.The carrying value and estimated market value of investment securities held-to-maturity and the amortized cost and estimated market value of investment securities available-for-sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.


                            Investment Securities              Investment Securities
                             Available-for-Sale                  Held-to-Maturity
                        ---------------------------     ----------------------------------
                          Amortized        Market        Amortized       Market       Net
                            Cost           Value           Cost          Value       Yield
                        -----------     -----------     ----------     ----------    -----

Due in one year or
   less                 $ 9,046,701     $ 9,044,449     $      -0-     $      -0-     5.80%
Due after one year
   through five
   years                  5,484,253       5,495,051        884,540        895,550     5.72%
Due after five
   years through
   ten years              7,525,119       7,538,634        515,505        524,084     6.60%
Due after ten years       3,034,211       2,975,525        259,989        270,177     6.22%
                        -----------     -----------     ----------     ----------    -----
    Total               $25,090,284     $25,053,659     $1,660,034     $1,689,811     5.96%
                        ===========     ===========     ==========     ==========    =====

The yields stated above have not been computed on a tax equivalent basis.

         Breakdown on maturity by category of the investment securities held-to-maturity and available-for-sale as of December 31, 1997. Items below are shown at amortized cost.


                                           0-1 Year          1-5 Years        5-10 Years            Over 10
                                         -----------       ------------       ----------          -----------
U.S. Treasury Sec.                       $   500,209        $   504,459       $      -0-          $       -0-
U.S. Government Agencies
   & Corp.                                 7,701,648          3,344,980        6,728,816                  -0-
Mortgage Backed                              669,694            530,030          430,819            2,466,449
States & Political
   subdivisions                              175,150          1,989,324          880,989              827,751
                                         -----------        -----------      -----------          -----------
   Total                                 $ 9,046,701        $ 6,368,793      $ 8,040,624          $ 3,294,200
                                         ===========        ===========      ===========          ===========


         SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest bearing deposits with other banks, averaged $6,393,961 in 1997, compared to $4,109,465 in 1996. At December 31, 1997, short-term investments totaled $9,597,286. Federal funds sold are a primary source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

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

                                                            1997         Rate             1996          Rate
                                                        -----------      ----          -----------      ----
(1)   Non-interest Bearing
         Demand Deposits                                $23,103,245      0.00%         $16,135,113      0.00%
(2)   Interest Bearing Demand
         Deposits                                        23,522,722      2.95%          21,929,897      3.09%
(3)   Savings Deposits                                    6,127,326      2.31%           5,963,929      2.42%
(4)   Time Deposits                                      57,206,047      5.94%          46,138,495      6.18%

At December 31, 1997, the Bank had $14,240,690 on deposit in certificates of deposit of $100,000 or more. The table below indicates the remaining maturities of certificates of deposit over $100,000. Management believes that these deposits are with individuals or businesses within the Bank's local market area and with whom or which the Company has had consistent deposit relationships. The Company does not have brokered deposits.


3 months or less                 $   3,359,151
3 months to 6 months                 1,138,798
6 months to 12 months                1,408,513
12 months & over                     8,334,228
                                 -------------

Total                            $  14,240,690
                                 =============

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

         CAPITAL. Shareholders' equity at December 31, 1997, was $10,731,410, or 8.16% of total assets. The increase of $1,566,694 from 1996 was primarily attributable to the retention of earnings for 1996 and the decrease in the market value reserve for investment securities available for sale. These changes were partially offset by the payment of cash dividends. The following table sets forth the applicable required well capitalized capital ratios for the Bank and the actual capital ratios for that entity as of December 31, 1997:



          Leverage Capital                    Tier 1 Capital                   Risk-Based Capital
          ----------------                    --------------                   ------------------
             Regulatory                         Regulatory                         Regulatory
              Minimum            Actual           Minimum         Actual             Minimum            Actual
              -------            ------           -------         ------             -------            ------
Bank           5.0%               8.4%             6.0%           10.5%              10.0%               11.7%

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

         The Company's federal funds sold position, its primary source of liquidity, averaged $6,359,886 during the year ended December 31, 1997 and was $9,550,000 at December 31, 1997; averaged $3,929,727 during the year ended December 31, 1996, and was $1,860,000 at December 31, 1996. Liquidity can also be managed using the overnight and short-term borrowings market, generally selling excess funds. The Company has short-term borrowing lines of $4,500,000 with several financial institutions, although these are seldom utilized. Other sources of liquidity include the maturing and selling of investment securities as well as cash generated from the repayment of loans.

         The Bank also offers repurchase agreements (Repo's). Repo's are obligations of the Bank to collateralized funds on deposit with U.S. Treasuries in the Bank's investment portfolio. The commercial customer is paid a percentage of the interest rate the Bank earns on the investment. The funds on deposit with the Bank are not FDIC insured because they are collateralized by these investments.

         At December 31, 1997, the Bank had $16,661,425 in unfunded loan commitments. There were $106,178 included in the above number that represents credit card related commitments, such as overdraft protection, $11,002,973 in unfunded commercial real estate construction and land development loans, $3,809,259 in commercial loan commitments and $1,743,015 in home equity lines of credit commitments. If these loans were to be funded the bank has procedures in place to provide the needed cash. In addition to these lines of credit, the Bank has a repurchase agreement with a correspondent bank which has a credit limit of $12,000,000. Any advances under this agreement will be collateralized by investment securities of the Bank. The Bank also has a line of credit established with the Federal Home Loan Bank which totals $5,000,000. Any advances under this agreement will
                                       33
be collateralized by real estate mortgage loans. There were no advances under these lines during 1997 or 1996.

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

         EARNING PER COMMON SHARE. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APS 15.

         Basic earnings per common share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options, are considered to be common stock equivalents for purposes of calculating diluted earnings per common share.

         DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition of operations of the Company.

PENDING ACCOUNTING PRONOUNCEMENTS
         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

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



QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

         The following interest rate sensitivity analysis information as of December 31, 1997, was developed using simulation analysis of the bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amount shown.

         These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Bank's market under varying rate environments. The imbedded options that the Bank's loan customers possess, to refinance, are not considered significant for purposes of this analysis given the large majority of adjustable rate loans in the portfolio.

         This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would be phased in over probably an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates.

         Further, current market conditions do not appear favorable for substantial changes in base interest rates. The target Federal Funds rate has been 5.50% since March of 1997 and even small changes in monetary policy appear not to be imminent.

         The bank attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities. See further discussion of interest rate sensitivity in the discussion of Asset/Liability management.


                                     Interest Rates Decrease           Interest Rates             Interest Rate Increase
                                      200 BP             100BP        Remain Constant Budget            100 BP      200 BP
                                      ------             -----        ----------------------            ------     -------
     1998 Interest Income           $    9,563        $  10,366             $    11,169            $    11,912    $  12,655
     1998 Interest Expense               4,037            4,393                   4,749                  5,137        5,525
                                    ----------        ---------             -----------            -----------    ---------
      Net Interest Income                5,526            5,973                   6,420                  6,775        7,130

     Change in net income
     after tax vs. budget                (572)             (286)                                           227          454

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and independent accountant's report thereon included on the following pages are incorporated herein by reference.

         F-1      Report of Independent Auditors

         F-2      Consolidated Balance Sheets, December 31, 1997 and 1996

         F-5      Consolidated Statements of Income for the years ended December 31, 1997,
                  1996 and 1995

         F-8      Consolidated Statements of Changes in Stockholders' Equity for the years ended
                  December 31, 1997, 1996 and 1995

         F-9      Consolidated Statements of Cash Flows for the years ended December 31, 1997,
                  1996 and 1995

         F-12     Notes to Consolidated Financial Statements


       ------------------------------------------------------------------


                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY

                             PEACHTREE CITY, GEORGIA

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

       ------------------------------------------------------------------

                                    CONTENTS

--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----

Independent Auditors' Report................................................1

Consolidated Balance Sheets.................................................2

Consolidated Statements of Income...........................................4

Consolidated Statements of Changes in Stockholders' Equity..................6

Consolidated Statements of Cash Flows.......................................7

Notes to Consolidated Financial Statements..................................9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
First Community Banking Services, Inc.
   and Subsidiary
Peachtree City, Georgia


   We have audited the accompanying consolidated balance sheets of First Community Banking Services, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1997. These consolidated financial statements are the responsibility of First Community Banking Services, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Banking Services, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements as of and for the year ended December 31, 1997, have been prepared assuming First Community Banking Services, Inc. and subsidiary will continue in existence in their current corporate structure and the bank subsidiary will retain its charter. As discussed in Note B, on February 12, 1998, First Community Banking Services, Inc. entered into a definitive agreement to be merged into a regional bank. These consolidated financial statements do not include any adjustments that might result from First Community Banking Services, Inc. being merged into or acquired by another entity.


                                              BRICKER & MELTON, P.A.


March 12, 1998
Duluth, Georgia

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                            December 31,
                                                                  ----------------------------------
                                                                      1997                 1996
                                                                  -------------       --------------
                           ASSETS
Cash and due from banks (Note C)                                  $   5,269,173       $   5,317,785
Federal funds sold                                                    9,550,000           1,860,000
Interest-bearing deposits in other financial institutions                47,286              25,088
Investment securities held to maturity (market value of
   $1,689,811 and $1,665,963, respectively) (Note D)                  1,660,034           1,659,519
Investment securities available for sale (Note D)                    25,053,659          13,145,260
Other investments (Note D)                                              575,500             273,200

Loans, net of deferred loan fees (Notes E and K)                     85,248,271          81,915,981
Less:  Allowance for loan losses (Note E)                             1,704,318           1,214,173
                                                                  -------------       -------------
   Loans, net                                                        83,543,953          80,701,808

Premises and equipment, net (Note F)                                  3,165,026           3,352,404
Other real estate                                                       502,185             399,199
Accrued interest receivable                                           1,280,200             885,625
Intangible assets, net of accumulated amortization of
   $426,609 and $539,226, respectively                                  223,391             470,774
Other assets (Note I)                                                   597,415             463,027
                                                                  -------------       -------------

            TOTAL ASSETS                                          $ 131,467,822       $ 108,553,689
                                                                  =============       =============

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES Deposits (Notes H and O):
      Noninterest-bearing demand                                  $  27,894,729       $  17,122,818
      Interest-bearing demand and money market                       29,136,108          19,229,218
      Savings                                                         5,920,380           5,666,954
      Time deposits of $100,000 or more                              14,240,690          15,290,467
      Other time deposits                                            41,841,970          40,834,909
                                                                  -------------       -------------
         Total Deposits                                             119,033,877          98,144,366

   Accrued interest payable                                           1,429,043             941,468
   Other liabilities (Note I)                                           273,492             303,139
                                                                  -------------       -------------
            TOTAL LIABILITIES                                       120,736,412          99,388,973
                                                                  -------------       -------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS, (Continued)

--------------------------------------------------------------------------------

                                                                            December 31,
                                                                 ----------------------------------
                                                                      1997                 1996
                                                                 --------------       -------------
STOCKHOLDERS' EQUITY (Notes L and M)
   Preferred stock - $1.00 par value: 5,000,000 shares
      authorized, no shares issued and outstanding                $          --       $          --
   Common stock - $1.00 par value: 5,000,000 shares
      authorized, 1,369,012 and 1,286,124 shares
      issued and outstanding                                          1,369,012           1,286,124
   Treasury stock at cost, 620 shares                                    (8,386)                 --
   Surplus                                                            6,332,802           5,453,839
   Retained earnings                                                  3,062,154           2,562,787
   Market valuation reserve on investment securities
      available for sale (Note D)                                       (24,172)           (138,034)
                                                                  -------------       -------------
            TOTAL STOCKHOLDERS' EQUITY                               10,731,410           9,164,716
                                                                  -------------       -------------

Commitments and contingent liabilities (Note N)

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                               $ 131,467,822       $ 108,553,689
                                                                  =============       =============





























The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------


                                                                              For the years ended December 31,
                                                                  -------------------------------------------------
                                                                      1997               1996               1995
                                                                  ------------       ------------      ------------
INTEREST INCOME
   Loans, including fees                                          $  8,945,541       $  8,202,657      $  5,999,755
   Investment securities:
      U.S. Treasury securities                                          79,656            133,473            87,499
      U.S. Government agencies and corporations                      1,068,205            705,175           732,659
      States and political subdivisions                                123,603             79,048            85,707
      Other investments                                                 22,799             19,460             3,340
   Federal funds sold                                                  355,421            220,072           265,766
   Interest-bearing deposits in other financial
      institutions                                                       1,870              8,740            11,935
                                                                  ------------       ------------      ------------
         TOTAL INTEREST INCOME                                      10,597,095          9,368,625         7,186,661
                                                                  ------------       ------------      ------------

INTEREST EXPENSE
   Interest-bearing demand and money market                            694,902            678,718           651,957
   Savings                                                             141,488            144,098           125,551
   Time deposits of $100,000 or more                                   849,732            912,059           632,954
   Other time deposits                                               2,547,726          1,939,439         1,366,384
   Federal funds purchased and securities sold under
      agreements to repurchase                                          20,243             12,116            12,525
                                                                  ------------       ------------      ------------
         TOTAL INTEREST EXPENSE                                      4,254,091          3,686,430         2,789,371
                                                                  ------------       ------------      ------------

         NET INTEREST INCOME                                         6,343,004          5,682,195         4,397,290

PROVISION FOR LOAN LOSSES (Note E)                                     620,000            856,312           335,000
                                                                  ------------       ------------      ------------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                                5,723,004          4,825,883         4,062,290
                                                                  ------------       ------------      ------------

OTHER INCOME
   Service charges on deposit accounts                                 527,404            503,621           418,162
   Investment securities gains (losses), net (Note D)                   (8,316)               142                32
   Gains on sales of SBA loans                                          60,994             71,825            57,690
   Loss on sale of credit card portfolio                               (72,970)                --                --
   Loss on sale of other real estate owned                              (5,905)                --                --
   Loss on sale of fixed assets                                        (20,265)                --                --
   Other income                                                         68,856             69,384            60,732
                                                                  ------------       ------------      ------------
         TOTAL OTHER INCOME                                            549,798            644,972           536,616
                                                                  ------------       ------------      ------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME, (Continued)

--------------------------------------------------------------------------------

                                                                             For the years ended December 31,
                                                                  -------------------------------------------------
                                                                      1997               1996              1995
                                                                  ------------      -------------     -------------
OTHER EXPENSE
   Salaries and wages                                             $  1,650,192       $  1,395,694      $  1,210,974
   Employee benefits (Note J)                                          232,370            225,227           172,103
   Net occupancy expense                                               208,230            181,831           198,565
   Furniture, fixtures and equipment expense                           247,032            210,138           174,519
   Professional and outside services                                   484,602            427,219           361,460
   Amortization of intangible assets                                   174,519             97,857            97,857
   Other expense (Note P)                                              812,070            978,905           799,706
                                                                  ------------       ------------      ------------
         TOTAL OTHER EXPENSE                                         3,809,015          3,516,871         3,015,184
                                                                  ------------       ------------      ------------

         INCOME BEFORE INCOME TAX
            EXPENSE                                                  2,463,787          1,953,984         1,583,722

INCOME TAX EXPENSE (Note I)                                            896,207            699,573           561,475
                                                                  ------------       ------------      ------------

         NET INCOME                                               $  1,567,580       $  1,254,411      $  1,022,247
                                                                  ============       ============      ============

BASIC EARNINGS PER COMMON SHARE
   (Note A)                                                       $       1.15       $        .92      $        .75
                                                                  ============       ============      ============

DILUTED EARNINGS PER COMMON SHARE
   (Note A)                                                       $       1.08       $        .87      $        .73
                                                                  ============       ============      ============

















The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                       For the years ended December 31, 1997, 1996 and 1995
                                     -------------------------------------------------------------------------------------------
                                                      Treasury                       Retained         Market
                                         Common       Stock at                       Earnings        Valuation
                                          Stock         Cost          Surplus        (Deficit)        Reserve         Total
                                     -------------   -----------    -----------     -----------     -----------     ------------
BALANCE AT DECEMBER 31, 1994         $    606,440   $         --    $  5,507,016    $  1,188,728    $   (445,554)   $  6,856,630

Net income                                     --             --              --       1,022,247              --       1,022,247

Cash dividends declared - $.24 per
   share                                       --             --              --        (152,360)             --        (152,360)

Proceeds from exercise of stock
   options                                  6,000             --          54,000              --              --          60,000

Market valuation adjustment                    --             --              --              --         349,086         349,086
                                     ------------   ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1995              612,440             --       5,561,016       2,058,615         (96,468)      8,135,603

Net income                                     --             --              --       1,254,411              --       1,254,411

Cash dividends declared - $.27 per
   share                                       --             --              --        (183,732)             --        (183,732)

Stock dividends declared - 5               30,622             --         535,885        (566,507)             --              --
   percent

Market valuation adjustment                    --             --              --              --         (41,566)        (41,566)
                                     ------------   ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1996              643,062             --       6,096,901       2,562,787        (138,034)      9,164,716

Net income                                     --             --              --       1,567,580              --       1,567,580

Cash dividends declared - $.30 per
   share                                       --             --              --        (193,818)             --        (193,818)

Purchase of treasury stock                     --         (8,386)             --              --              --          (8,386)

Stock dividends declared - 5               32,385             --         842,010        (874,395)             --              --
   percent

Proceeds from exercise of stock
   options                                  9,059             --          78,397              --              --          87,456

Market valuation adjustment                    --             --              --              --         113,862         113,862
                                     ------------   ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997              684,506         (8,386)      7,017,308       3,062,154         (24,172)     10,731,410

Two-for-one stock split subsequent
   to December 31, 1997 (Note R)          684,506             --        (684,506)             --              --              --
                                     ------------   ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 1997,
   AFTER RETROACTIVE RESTATEMENT
   FOR STOCK SPLIT                   $  1,369,012   $     (8,386)   $  6,332,802    $  3,062,154    $    (24,172)   $ 10,731,410
                                     ============   ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                           For the years ended December 31,
                                                               --------------------------------------------------
                                                                   1997               1996                1995
                                                               ------------       -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  1,567,580       $  1,254,411       $  1,022,247
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Net accretion of investments                                (7,898)           (12,425)           (34,487)
         Amortization and write down of intangible
            assets                                                  174,519             97,857             97,857
         Depreciation of premises and equipment                     226,223            216,060            189,228
         Provision for loan losses                                  620,000            856,312            335,000
         Deferred income tax provision (benefit)                   (251,946)          (132,179)            59,456
         Deferred net loan fees                                       1,356            132,968             82,026
         Investment securities gains, net                            (8,316)              (142)               (32)
         Gains on sales of SBA loans                                (60,994)           (71,825)           (57,690)
         Loss on sale of loans                                           --                160                 --
         Loss on sale of credit card portfolio                       72,970                 --                 --
         Loss on sale of other real estate owned                      5,905                 --                 --
         Loss on sale of fixed assets                                20,265                 --                 --
         Increase in interest receivable                           (394,575)          (184,854)          (150,098)
         Increase (decrease) in interest payable                    487,575           (227,945)           803,360
         (Increase) decrease in other assets                         58,900            116,729            (90,557)
         Increase (decrease) in other liabilities                   (29,647)           113,589             72,258
                                                               ------------       ------------       ------------
            NET CASH PROVIDED BY
               OPERATING ACTIVITIES                               2,481,917          2,158,716          2,328,568
                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest-bearing deposits
      in other financial institutions                               (22,198)           169,912            199,000
   Maturities of investment securities held to maturity                  --            200,000                 --
   Purchases of investment securities available for sale        (21,660,622)       (15,840,688)        (3,695,725)
   Purchases of other investments                                  (302,300)           (22,200)          (251,000)
   Sales of investment securities available for sale              6,922,630          9,612,343                 --
   Maturities of investment securities available for sale         3,017,812          3,923,293          5,971,482
   Proceeds from sales of SBA loans                                 800,775          2,262,441          1,015,625
   Proceeds from sales of loans                                          --          3,767,646                 --
   Loans originated or acquired, net of principal
      repayments                                                 (6,071,573)       (21,233,730)       (26,532,829)

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

--------------------------------------------------------------------------------

                                                                        For the years ended December 31,
                                                             ---------------------------------------------------
                                                                 1997               1996                 1995
                                                             ------------       ------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES,
   (Continued)
   Proceeds from sale of credit card portfolio (Note A)      $  1,366,000       $         --       $         --
   Purchases of premises and equipment                            (59,810)          (302,060)          (102,365)
   Sales of premises and equipment                                    700                 --                 --
   Sales of other real estate                                     393,294            107,266            424,295
                                                             ------------       ------------       ------------
            NET CASH USED BY INVESTING
               ACTIVITIES                                     (15,615,292)       (17,355,777)       (22,971,517)
                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in federal funds purchased and
      securities sold under agreements to repurchase                   --             (1,161)        (1,036,703)
   Net increase in demand, money market and savings
      accounts                                                 20,932,227          1,071,077          7,096,301
   Time deposits accepted, net of repayments                      (42,716)        15,636,413         17,753,553
   Proceeds from exercise of stock options and
      warrants                                                     87,456                 --             60,000
   Cash dividends paid                                           (193,818)          (183,732)          (152,360)
   Purchase of treasury stock                                      (8,386)                --                 --
                                                             ------------       ------------       ------------
            NET CASH PROVIDED BY
               FINANCING ACTIVITIES                            20,774,763         16,522,597         23,720,791
                                                             ------------       ------------       ------------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                  7,641,388          1,325,536          3,077,842
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                            7,177,785          5,852,249          2,774,407
                                                             ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                                      $ 14,819,173       $  7,177,785       $  5,852,249
                                                             ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH
   PAID:
      Interest                                               $  3,766,516       $  3,914,375       $  1,986,011
                                                             ============       ============       ============
      Income taxes                                           $  1,175,000       $    751,000       $    508,650
                                                             ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF
   NONCASH FINANCING AND INVESTING
   ACTIVITIES:
      Acquisition of real estate in settlement of loans      $    502,185       $    437,534       $         --
                                                             ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   During 1996, the Company changed its name from Fayette County Bancshares, Inc. to First Community Banking Services, Inc. First Community Banking Services, Inc. and subsidiary provide full-service commercial banking services primarily in Fayette County, Georgia.

   The accounting and reporting policies of First Community Banking Services, Inc. and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

   The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the market valuation reserve on investment securities available for sale, the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loans. Management believes that the allowance for loan losses is adequate, the decline in market value of investment securities available for sale is temporary, and the valuation of other real estate is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and valuation of other real estate. Such agencies may require additions to the allowance or valuation adjustments to other real estate based on their judgments about information available to them at the time of their examination.


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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

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

   On January 30, 1997, the Company sold its credit card portfolio to a third party. Total proceeds from this sale were approximately $1,366,000, which resulted in a loss of $72,970 due to a write-off of unamortized purchase premium.

   In 1996, the Company sold its Thacker and Loucks loan portfolio. Total proceeds from this sale were $3,767,646 which resulted in a loss of $160. During 1997, the Company received an underwriting premium rebate of $67,000 due to the low level of loss the Company experienced with this portfolio.

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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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

   Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter.


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


INTANGIBLE ASSETS
   Intangible assets at December 31, 1997, include amounts for goodwill and deposit assumption premium. Intangible assets at December 31, 1996, include amounts for goodwill, deposit assumption premium and premium for purchased credit card loans. During 1997, the Company evaluated the useful life of the deposit assumption premium and made a one-time adjustment of $123,811 to reduce the intangible assets' useful life to nine years using the straight-line method. Goodwill and the deposit assumption premium were being amortized over 14 years, the estimated average life of the deposit base acquired at the date of inception. The premium for credit card loans was being amortized on the straight-line basis over seven years, the estimated life of the portfolio.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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


STOCK DIVIDENDS AND SPLITS
   On March 21, 1996, the Board of Directors of the Company declared a 5 percent stock dividend distributable on May 15, 1996, to shareholders of record on April 24, 1996. The stock dividend resulted in 30,622 additional shares of common stock being issued. On October 4, 1997, the Board of Directors of the Company declared a 5 percent stock dividend distributable on November 4, 1997, to shareholders of record on October 14, 1997. The stock dividend resulted in 32,385 additional shares of common stock being issued. On January 15, 1998, the Board of Directors of the Company declared a two-for-one stock split distributable on February 20, 1998 (See Note R). All references in the consolidated financial statements to number of share per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding as if the stock dividends and splits occurred on January 1, 1995.


EARNINGS PER COMMON SHARE
   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 (APB
15), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15.

   Basic earnings per common share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options, as described in Note M, are considered to be common stock equivalents for purposes of calculating diluted earnings per common share. The common stock splits have been treated retroactively as occurring on January 1, 1995, for earnings per share computation purposes.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

   The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                     Net            Common          Per Share
                                                   Earnings         Shares           Amount
                                                 ------------    ------------      -----------
For the year ended December 31, 1997:
   Basic earnings per common share                $1,567,580       1,363,557          $1.15
   Effect of dilutive stock options                       --          81,347           (.07)
                                                  ----------       ---------          -----
      Diluted earnings per common share           $1,567,580       1,444,904          $1.08

For the year ended December 31, 1996:
   Basic earnings per common share                $1,254,411       1,359,953          $ .92
   Effect of dilutive stock options                       --          80,986           (.05)
                                                  ----------       ---------          -----
      Diluted earnings per common share           $1,254,411       1,440,939          $ .87

For the year ended December 31, 1995:
   Basic earnings per common share                $1,022,247       1,357,453          $ .75
   Effect of dilutive stock options                       --          34,276           (.02)
                                                  ----------       ---------          -----
      Diluted earnings per common share           $1,022,247       1,391,729          $ .73


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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
   In the normal course of business, the Bank originates financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve varying degrees of risk in excess of the amounts recognized in the balance sheet. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party.


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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

   Off-balance-sheet instruments--The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 1997. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.


CASH AND CASH EQUIVALENTS
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


RECLASSIFICATIONS
   Certain reclassifications have been made in the 1996 and 1995 financial statements to conform with the 1997 presentation.


NEW ACCOUNTING PRONOUNCEMENTS
   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the financial condition or results of operations of the Company.


   DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS
   129), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

PENDING ACCOUNTING PRONOUNCEMENTS
   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE B--MERGER

   On February 12, 1998, the Company and Regions Financial Corporation (Regions) executed a definitive agreement (Agreement) to merge the two companies, whereby Regions would acquire all of the issued and outstanding shares of common stock of the Company in exchange for Regions common stock. The Agreement provides for an exchange of 1.25 shares of Regions common stock for each outstanding share of the Company's common stock. The merger will be accounted for as a pooling of interest under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the third quarter of 1998.

   These consolidated financial statements have been prepared on the basis of the Company retaining its present corporate structure and ownership and the Bank retaining its charter. No adjustments have been made to reflect the tax consequences of the Company being acquired, including the recapture of tax loan loss reserves, penalties for cancellation of existing contracts with vendors, and commissions or fees payable to the investment banker or other parties; the effects of any changes in accounting policies, principles or practices of the acquiror which differ from that of the Company; or any other expenses of the acquisition which were not actual liabilities as of December 31, 1997.


NOTE C--CASH AND DUE FROM BANKS

   A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement at December 31, 1997 and 1996 was approximately $1,003,000 and $720,000, respectively. The Bank maintained cash balances which were adequate to meet this requirement.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE D--INVESTMENT SECURITIES

   The amortized cost and estimated market value of investment securities held to maturity are as follows at December 31:


                                                                                   1997
                                                 -----------------------------------------------------------------
                                                  Amortized         Unrealized        Unrealized         Market
                                                    Cost              Gains             Losses            Value
                                                 ------------      ------------      ------------       ---------


States and political subdivisions                 $1,660,034        $   30,583        $      806        $1,689,811
                                                  ==========        ==========        ==========        ==========


                                                                                   1996
                                                -------------------------------------------------------------------
                                                  Amortized         Unrealized        Unrealized          Market
                                                    Cost              Gains             Losses            Value
                                                -------------      ------------       -----------       -----------


States and political subdivisions                 $1,659,519        $   12,652        $    6,208        $1,665,963
                                                  ==========        ==========        ==========        ==========

   The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:


                                                                                   1997
                                                -------------------------------------------------------------------
                                                  Amortized         Unrealized       Unrealized          Market
                                                    Cost              Gains            Losses             Value
                                                -------------      ------------     ------------      -------------

U.S. Treasury securities                          $1,004,669        $    4,237        $       --       $ 1,008,906
U.S. Government agencies and
   corporations                                   17,775,443             9,698            20,174        17,764,967
States and political subdivisions                  2,213,180            30,176             1,130         2,242,226
Mortgage-backed securities                         4,096,992            12,231            71,663         4,037,560
                                                 -----------        ----------        ----------       -----------
                                                 $25,090,284        $   56,342        $   92,967       $25,053,659
                                                 ===========        ==========        ==========       ===========


                                                                                   1996
                                                -------------------------------------------------------------------
                                                  Amortized         Unrealized        Unrealized         Market
                                                    Cost              Gains             Losses            Value
                                                -------------      ------------      ------------     -------------

U.S. Treasury securities                          $  496,410        $      152        $       --       $   496,562
U.S. Government agencies and
   corporations                                    7,882,039             3,660            23,787         7,861,912
Mortgage-backed securities                         4,975,955             2,189           191,358         4,786,786
                                                 -----------        ----------        ----------       -----------
                                                 $13,354,404        $    6,001        $  215,145       $13,145,260
                                                 ===========        ==========        ==========       ===========

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE D--INVESTMENT SECURITIES, (Continued)

   Other investments at December 31, 1997 and 1996 consists of stock in the Federal Home Loan Bank of Atlanta and Eagle Bank stock.

   The net unrealized loss on available for sale securities at December 31, 1997 and 1996, net of the related deferred taxes of $12,452 and $71,110, is $24,172 and $138,034, respectively, and is included as a separate component of stockholders' equity.

   The investment securities classified as available for sale at December 31, 1997, with a market value of approximately $25,054,000, consist of Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed pools and collateralized mortgage obligations which have floating-rate yields with caps on the yields. Approximately $4,216,000 of these securities are derivative securities. These securities have stated maturities ranging from 1998 through 2023 and have a current weighted average net yield of 6.13 percent. The market value of these securities is generally affected positively by declining interest rates and negatively by increasing interest rates. In addition, the market value increases or decreases based on supply and/or demand for a particular type of security and various other factors. Presently, the market value of these securities is volatile due to the above interest and market factors.

   The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Mortgage-backed securities have been allocated based on stated maturity dates after considering assumed prepayment patterns.


                                                     Investment Securities                Investment Securities
                                                        Held to Maturity                    Available for Sale
                                                 -------------------------------     ------------------------------
                                                  Amortized           Market           Amortized           Market
                                                    Cost               Value              Cost              Value
                                                 ------------      -------------     --------------     -----------
Due in one year or less                           $       --        $       --       $ 9,046,701       $ 9,044,449
Due after one year through five years                884,540           895,550         5,484,253         5,495,051
Due after five years through ten years               515,505           524,084         7,525,119         7,538,634
Due after ten years                                  259,989           270,177         3,034,211         2,975,525
                                                  ----------        ----------       -----------       -----------
                                                  $1,660,034        $1,689,811       $25,090,284       $25,053,659
                                                  ==========        ==========       ===========       ===========

   Proceeds from sales of investment securities available for sale during 1997 and 1996 were $6,922,630 and $9,612,201, respectively, with gross gains of $13,144 and $27,287 and gross losses of $21,861 and $27,458 realized on those sales. There were no sales of investment securities in 1995. Maturities and principal repayments of investment securities available for sale during 1997, 1996 and 1995 were $417,812, $3,923,293 and $5,971,418, respectively, with gross gains of $1,226, $660 and $32 and gross losses of $825, $347 and $0 realized on those transactions.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE D--INVESTMENT SECURITIES, (Continued)

   Investment securities with amortized costs of approximately $600,000 and $600,000 and market values of approximately $598,691 and $599,544 at December 31, 1997 and 1996, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

   At December 31, 1997, the Bank has no outstanding off-balance-sheet derivative financial instruments such as swaps, options, futures or forward contracts.


NOTE E--LOANS

   Major classifications of loans are as follows at December 31:


                                                     1997                 1996
                                                 ------------         ------------

Commercial, financial and agricultural           $ 15,855,022         $ 17,340,052
Real estate--commercial                            24,454,646           25,713,790
Real estate--individual                            18,152,167           12,898,096
Real estate--construction                          21,296,534           19,505,888
Installment and single payment individual           5,675,875            5,255,715
Credit cards                                               --            1,375,249
Other                                                  16,991               28,799
                                                 ------------         ------------
   Total loans                                     85,451,235           82,117,589
Net deferred loan fees                               (202,964)            (201,608)
                                                 ------------         ------------
   Loans, net of deferred loan fees              $ 85,248,271         $ 81,915,981
                                                 ============         ============

   Substantially all loans are made to borrowers in the Bank's primary market area of Fayette, Coweta and Fulton counties. At December 31, 1997 and 1996, the Bank had approximately $64,000,000 and $58,000,000, respectively, of its portfolio secured by real estate.

   Nonaccrual and restructured loans totaled $509,038 and $318,767 at December 31, 1997 and 1996, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $38,000 and $19,000 higher in 1997 and 1996, respectively. Interest income recognized on these loans totaled approximately $59,000 and $250, respectively.

   At December 31, 1997 and 1996, the Bank has approximately $508,000 and $966,000 in loans which are impaired under SFAS 114. During 1997 and 1996, the average balance outstanding on these loans was approximately $644,000 and $1,087,000. In 1996, the Bank charged off approximately $325,000 of impaired loans, leaving approximately $150,000 in the allowance for loan loss related to loans impaired at December 31, 1996. During 1997, the Bank charged off approximately $304,000 of impaired loans which were considered impaired in 1996. The allowance for loan loss related to loans impaired at December 31, 1997, is $51,000.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE E--LOANS, (Continued)

   The following is a summary of transactions in the allowance for loan losses for the years ended December 31:


                                                     1997                 1996               1995
                                                  -----------         -----------         -----------

Balance, beginning of year                        $ 1,214,173         $   918,036         $   715,230
Provision charged to expense                          620,000             856,312             335,000
Loans charged off                                    (414,590)           (583,332)           (170,909)
Recoveries of loans previously charged off            284,735              23,157              38,715
                                                  -----------         -----------         -----------
Balance, end of year                              $ 1,704,318         $ 1,214,173         $   918,036
                                                  ===========         ===========         ===========

   Included in loans charged off for 1997 and 1996 were approximately $304,000 and $325,000 of impaired loans from 1996.


NOTE F--PREMISES AND EQUIPMENT

   Premises and equipment are comprised of the following at December 31:


                                             1997               1996
                                         -----------         -----------

Land                                     $   900,187         $   900,187
Buildings                                  2,084,546           2,054,685
Furniture, fixtures and equipment          1,330,617           1,373,301
                                         -----------         -----------
                                           4,315,350           4,328,173
Less:  Accumulated depreciation           (1,150,324)           (975,769)
                                         -----------         -----------
   Premises and equipment, net           $ 3,165,026         $ 3,352,404
                                         ===========         ===========

   The charge to operating expense for depreciation totaled $226,223, $216,060 and $189,228 in 1997, 1996 and 1995, respectively.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE G--SHORT-TERM BORROWINGS

   The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and securities sold under agreements to repurchase, which generally represent overnight borrowing transactions. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $4,500,000 at December 31, 1997. There were no amounts outstanding under these lines at December 31, 1996. The maximum and daily average amounts of federal funds purchased during 1997 and 1996 were approximately $3,000,000 and $342,000, respectively, for 1997 and $4,840,000 and $268,000, respectively, for 1996. The maximum outstanding amount was greater than the credit line in 1996 due to temporary increases in existing federal funds lines with a correspondent bank. The average interest rate paid on the federal funds purchased in 1997 and 1996 was 5.93 and 4.52 percent, respectively.

   The Bank has established a $12,000,000 repurchase agreement with a correspondent bank. Advances under this agreement will be collateralized by the Bank's investment securities held by the correspondent bank. Management may select the securities to sell under agreements to repurchase. At December 31, 1997, the Bank had no outstanding securities sold under agreements to repurchase. The maximum and daily average amounts of securities sold under agreements to repurchase during 1997 were approximately $3,000,000 and $53,000, respectively, and the average interest rate paid was 5.78 percent. There were no advances under this agreement during 1996.

   The Bank has also established a $5,000,000 line of credit with the Federal Home Loan Bank. Any advances under this agreement will be collateralized by real estate mortgage loans. There were no advances under this agreement in 1997 or 1996.


NOTE H--TIME DEPOSITS

   At December 31, 1997, the scheduled maturities of time deposits of $100,000 or more and other time deposits are as follows:


1998                                                       $39,073,344
1999 and 2000                                               16,218,875
2001 and thereafter                                            790,441
                                                           -----------
                                                           $56,082,660
                                                           ===========

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



--------------------------------------------------------------------------------

NOTE I--INCOME TAXES

   The following are the components of income tax expense as provided for the years ended December 31:


                                                   1997               1996                1995
                                               -----------         -----------         -----------
Current income tax provision:
   Federal                                     $ 1,020,268         $   748,799         $   466,188
   State                                           127,885              82,953              35,831
Deferred income tax provision (benefit)           (251,946)           (132,179)             59,456
                                               -----------         -----------         -----------
                                               $   896,207         $   699,573         $   561,475
                                               ===========         ===========         ===========

   A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows for the years ended December 31:


                                                              1997                1996                 1995
                                                           -----------         -----------         -----------

Pretax income                                              $ 2,463,787         $ 1,953,984         $ 1,583,722
                                                           ===========         ===========         ===========

Income taxes computed at Federal statutory tax rate        $   837,688         $   664,355         $   538,465
Increase (decrease) resulting from:
   Tax-exempt interest income                                  (33,116)            (26,876)            (29,079)
   State income taxes                                           67,057              49,938              22,310
   Other, net                                                   24,578              12,156              29,779
                                                           -----------         -----------         -----------
                                                           $   896,207         $   699,573         $   561,475
                                                           ===========         ===========         ===========

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE I--INCOME TAXES, (Continued)

   The following summarizes the tax effects of temporary differences which comprise the net deferred tax assets at December 31:


                                                                        1997              1996
                                                                      ---------         ---------
Deferred income tax assets:
   Allowance for loan losses                                          $ 498,094         $ 311,515
   Other real estate owned                                               24,004             9,794
   Deferred loan fees                                                    77,045            99,724
   Unrealized loss on investment securities available for sale           12,452            71,110
   Nonaccrual interest                                                   30,130                97
   Capital losses                                                        15,405            23,083
                                                                      ---------         ---------
      Total deferred income tax assets                                  657,130           515,323
                                                                      ---------         ---------

Deferred income tax liabilities:
   Accumulated depreciation                                            (127,280)         (127,857)
   Intangible assets                                                    (23,282)          (74,186)
                                                                      ---------         ---------
      Total deferred income tax liabilities                            (150,562)         (202,043)
                                                                      ---------         ---------

      Net deferred income tax asset                                   $ 506,568         $ 313,280
                                                                      =========         =========


NOTE J--EMPLOYEE BENEFIT PLAN

   The Bank sponsors an Internal Revenue Code Section 401(k) Employee Savings Plan that permits an employee to defer annual cash compensation. The Bank's Board of Directors determines the Bank's contribution, which was $46,320 in 1997, $34,526 in 1996 and $16,920 in 1995.


NOTE K--RELATED PARTY TRANSACTIONS

   As of December 31, 1997 and 1996, the Bank had direct and indirect loans which aggregated $1,042,359 and $2,299,706, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors, and their related interests. During 1997, $68,958 of such loans were made and repayments totaled $1,326,305. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE K--RELATED PARTY TRANSACTIONS, (Continued)

   As discussed in Note O, the Bank had a concentration of deposits with two customers in 1997 and three customers and their related entities in 1996. Of these amounts, approximately $6,715,900 and $9,046,000 were from certain bank directors and their related interests at December 31, 1997 and 1996, respectively. These deposits were made in conformity with normal banking terms and rates prevailing at the time of origination.


NOTE L--STOCKHOLDERS' EQUITY

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk weighted assets (as defined). As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the tables.


                                                                                   1997
                                               ----------------------------------------------------------------------------
                                                                                Adequately
                                                  Well Capitalized              Capitalized
                                                     Requirement                Requirement                  Actual
                                                   Amount (Ratio)             Amount (Ratio)             Amount (Ratio)
                                               -----------------------    -----------------------    ----------------------
Tier 1 Capital (to Average Assets)            $>= 6,053,455   >=  5.0%   $   4,842,764       4.0%   $  10,205,032      8.4%
Tier 1 Capital (to Risk Weighted Assets)      $>= 5,851,311   >=  6.0%   $   3,900,874       4.0%   $  10,205,032     10.5%
Total Capital (to Risk Weighted Assets)       $>= 9,752,186   >= 10.0%   $   7,801,748       8.0%   $  11,424,056     11.7%


                                                                                   1996
                                               ----------------------------------------------------------------------------
                                                                                Adequately
                                                  Well Capitalized              Capitalized
                                                     Requirement                Requirement                  Actual
                                                   Amount (Ratio)             Amount (Ratio)             Amount (Ratio)
                                               -----------------------    -----------------------    ----------------------
Tier 1 Capital (to Average Assets)            $>= 5,377,626   >=  5.0%   $   4,302,101       4.0%   $   8,817,186      8.2%
Tier 1 Capital (to Risk Weighted Assets)      $>= 5,213,522   >=  6.0%   $   3,475,681       4.0%   $   8,817,186     10.2%
Total Capital (to Risk Weighted Assets)       $>= 8,689,203   >= 10.0%   $   6,951,362       8.0%   $   9,903,347     11.4%

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE L--STOCKHOLDERS' EQUITY, (Continued)

   Management believes, as of December 31, 1997, that the Bank meets all capital requirements to which it is subject.

   The Parent Company's primary source of funds is the receipt of dividends from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 1997, total stockholder's equity of the Bank was $10,428,424 of which approximately $802,000 will be available for dividends in 1998 without prior approval or violation of regulatory capital requirements.

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


NOTE M--STOCK-BASED COMPENSATION

   The Company granted a total of 33,075 common stock options to a former executive. The options were granted at the rate of 6,615 per year through January 3, 1994. The option price is the greater of book value per share at the date of grant or the initial offering price of $4.54 per share. Each option must be exercised within five years of the grant date. Summarized information related to these options is as follows at December 31:


                                               1997                          1996
                                      -----------------------       -----------------------
                                                    Weighted                     Weighted
                                                    Average                       Average
                                                    Exercise                     Exercise
                                       Shares       Price          Shares         Price
                                      --------      --------      --------      ----------

Outstanding, beginning of year         17,640        $4.54          17,640       $ 4.54
Granted during year                        --           --              --           --
Exercised during year                 (12,914)        4.54              --           --
Expired during year                        --           --              --           --
Forfeited during year                    (316)          --              --           --
                                      -------        -----          ------       ------
Outstanding, end of year                4,410        $4.54          17,640       $ 4.54
                                      =======        =====          ======       ======

Options exercisable at year-end         4,410                       17,640
                                      =======                       ======

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE M--STOCK-BASED COMPENSATION, (Continued)

   During 1995, the Company's stockholders approved a stock option plan which allows for a total of 216,090 options to be granted to directors and executive officers. In 1995, a total of 141,120 shares were granted to directors with an exercise price of $5.13 per share. The options vest over a four-year period and expire in 2004. An additional 36,603 shares were granted in 1995 to executive officers with an exercise price of $5.56 per share. These options also vest over a five-year period and expire in 2005. During 1996, the Company granted 38,852 shares to executive officers with an exercise price of $9.52 per share. The options vest over a five-year period and expire in 2007. Summarized information related to these options is as follows at December 31:


                                                                           1997                         1996
                                                                 -------------------------     ------------------------
                                                                                 Weighted                    Weighted
                                                                                 Average                      Average
                                                                                 Exercise                    Exercise
                                                                   Shares         Price         Shares         Price
                                                                 ----------     ----------     ---------    -----------


Outstanding, beginning of year                                    213,927        $ 6.00          175,077        $5.21
Granted during year                                                    --            --           38,850         9.52
Exercised during year                                              (5,204)         5.13               --           --
Forfeited during year                                                (150)           --               --           --
Expired during year                                                    --            --               --           --
                                                                ---------        ------         --------        -----
Outstanding, end of year                                          208,573        $ 6.02          213,927        $6.00
                                                                =========        ======         ========        =====

Options exercisable at year-end                                   121,838                         77,351
                                                                =========                       ========
   Weighted average fair value of options granted
    during the year                                                                             $   4.13
                                                                                                ========

   The following tables summarize information about the Company's two fixed stock option plans at December 31:


                                                              1997
    ------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                 Options Exercisable
                          -------------------------------------------------------      -------------------------------------
                                                      Weighted
                                                       Average         Weighted                                    Weighted
       Range of                   Number              Remaining         Average                Number              Average
       Exercise               Outstanding at         Contractual       Exercise            Exercisable at          Exercise
         Price              December 31, 1997           Life             Price            December 31,1997          Price
    ---------------       ----------------------    -------------     -----------      ----------------------     ----------


    $ 4.54 - 5.56                 174,133                6.01            $5.20                  118,478              $5.16
         9.52                      38,850                9.80             9.52                    7,770               9.52
                                  -------                ----            -----                  -------              -----
                                  212,983                6.70            $5.99                  126,248              $5.43
                                  =======                ====            =====                  =======              =====

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE M--STOCK-BASED COMPENSATION, (Continued)


                                                              1996
    ------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                 Options Exercisable
                          -------------------------------------------------------      -------------------------------------
                                                      Weighted
                                                       Average         Weighted                                    Weighted
       Range of                   Number              Remaining         Average                Number              Average
       Exercise               Outstanding at         Contractual       Exercise            Exercisable at          Exercise
         Price              December 31, 1996           Life             Price            December 31,1996          Price
    ---------------       ----------------------    -------------     -----------      ----------------------     ----------


    $ 4.54 - 5.56                 192,717                 6.70           $5.15                   94,991              $5.05
         9.52                      38,850                10.00            9.52                       --                 --
                                  -------                -----           -----                   ------              -----
                                  231,567                 7.30           $5.88                   94,991              $5.05
                                  =======                =====           =====                   ======              =====

   At December 31, 1997, the Company has two stock-based compensation plans which are described in the preceding table. The Company applies APB 25 and related Interpretation in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans in 1997 or 1996. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated as follows:


                                                      For the years
                                                   ended December 31,
                                                ------------------------
                                                   1997           1996
                                                ----------     ---------

Net income
   As reported                                  $1,567,580     $1,254,411
   Pro forma                                     1,478,036      1,164,867

Basic earnings per common share
   As reported                                  $     1.15     $      .92
   Pro forma                                          1.08            .86

Diluted earnings per common share
   As reported                                  $     1.09     $      .88
   Pro forma                                          1.02            .81

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 1.5 percent, expected volatility of 38 percent, risk-free interest rate of 6.5 percent, and expected life of ten years.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE M--STOCK-BASED COMPENSATION, (Continued)

   As discussed in Note B, no adjustments for the anticipated merger of the Company with a regional bank have been made in these consolidated financial statements. Consequently, the contractual vesting period for the stock options has been used for these computations.


NOTE N--COMMITMENTS AND CONTINGENCIES

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

   A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1997 and 1996, total commitments to extend credit were approximately $16,661,000 and 15,771,000, respectively, in unfunded loan commitments and $0 and $6,074,000, respectively, in available credit card advances (see Note Q). The Bank's experience has been that approximately 60 percent of loan commitments are drawn upon by customers.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1997 and 1996, commitments under standby letters of credit aggregated approximately $228,000 and 70,000, respectively. In 1997 and 1996, the Bank was not required to perform on any standby letters of credit.

   The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; residential real estate; and income-producing commercial properties on those commitments for which collateral is deemed necessary.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE N--COMMITMENTS AND CONTINGENCIES, (Continued)

   The Company has employment contracts with five of its executive officers. Such agreements provide for minimum salary levels, adjustable solely at the discretion of the Board of Directors, in the event a change in ownership occurs. The term of the employment agreements would be 24 months for four of these officers and 36 months for one of these officers. If such a change of ownership had occurred on December 31, 1997, the commitment for future salary payments would have been $1,044,520.


NOTE O--DEPOSIT CONCENTRATIONS

   At December 31, 1997 and 1996, the Bank had deposits of approximately $17,928,000 from two customers and their related entities and $13,021,000 from three customers and their related entities, respectively. (See Note K.)


NOTE P--SUPPLEMENTAL FINANCIAL DATA

   Components of other expense in excess of 1 percent of total interest and other income are as follows for the years ended December 31:


                                     1997             1996            1995
                                   ---------       ----------      ----------

FDIC assessment                     $  7,609         $240,303        $113,654
Director fees                        122,500          106,900          84,600

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE Q--FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                                                1997                               1996
                                                 -----------------------------        ------------------------------
                                                  Carrying         Estimated           Carrying           Estimated
                                                    Value          Fair Value            Value            Fair Value
                                                 -----------      ------------        -----------        -----------
Financial assets:
   Cash and cash equivalents                     $14,819,173      $14,819,173         $ 7,177,785        $ 7,177,785
   Interest-bearing deposits                          47,286           47,286              25,088             25,088
   Investment securities held to
      maturity                                     1,660,034        1,689,811           1,659,519          1,665,963
   Investment securities available for
      sale                                        25,053,659       25,053,659          13,145,260         13,145,260
   Other investments                                 575,500          575,500             273,200            273,200
   Loans                                          85,248,271       85,141,000          81,915,981         81,989,000
   Accrued interest receivable                     1,280,200        1,280,200             885,625            885,625

Financial liabilities:
   Noncontractual deposits                       $62,951,217      $62,951,217         $42,018,990        $42,018,990
   Contractual deposits                           56,082,660       56,350,000          56,125,376         56,424,000
   Short-term borrowings                                  --               --                  --                 --
   Accrued interest payable                        1,429,043        1,429,043             941,468            941,468

Off-balance-sheet instruments:
   Undisbursed credit lines                                       $16,661,000                            $15,771,000
   Available credit card advances                                          --                              6,074,000
   Standby letters of credit                                          228,000                                 70,000


NOTE R--SUBSEQUENT EVENT

   On January 15, 1998, the Board of Directors of the Company declared a two-for-one stock split distributable on February 20, 1998, to shareholders of record January 30, 1998. This will result in 684,506 additional shares being issued. All references in the consolidated financial statements to numbers of shares, per share amounts, and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding as if the two-for-one stock split occurred January 1, 1995.

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE S--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING SERVICES,
         INC.

                            CONDENSED BALANCE SHEETS
                                  (Parent Only)


                                                        December 31,
                                              --------------------------------
                                                  1997                 1996
                                              ------------         ------------
                            ASSETS

Cash on deposit with subsidiary               $     81,891         $     17,291
Investment in subsidiary                        10,404,252            9,149,867
Other investment                                   250,000                   --
                                              ------------         ------------

      TOTAL ASSETS                            $ 10,736,143         $  9,167,158
                                              ============         ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable                           $      4,733         $      2,442
                                              ------------         ------------
      TOTAL LIABILITIES                              4,733                2,442
                                              ------------         ------------

STOCKHOLDERS' EQUITY
   Common stock                                  1,369,012            1,286,124
   Treasury stock                                   (8,386)                  --
   Surplus                                       6,332,802            5,453,839
   Retained earnings                             3,062,154            2,562,787
   Market valuation reserve
      on investment securities
      available for sale                           (24,172)            (138,034)
                                              ------------         ------------

      TOTAL STOCKHOLDERS' EQUITY                10,731,410            9,164,716
                                              ------------         ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                  $ 10,736,143         $  9,167,158
                                              ============         ============

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE S--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING SERVICES,
          INC., (Continued)

                         CONDENSED STATEMENTS OF INCOME
                                  (Parent Only)


                                                    For the years ended December 31,
                                           -------------------------------------------------
                                              1997                1996               1995
                                           -----------        -----------        -----------
OPERATING INCOME
   Dividends from subsidiary               $   463,819        $   183,732        $    20,000
   Other income                                    441                562                651
                                           -----------        -----------        -----------
         TOTAL OPERATING INCOME                464,260            184,294             20,651
                                           -----------        -----------        -----------

OPERATING EXPENSE
   Other expense                                56,145             56,903            115,462
                                           -----------        -----------        -----------
         TOTAL OPERATING EXPENSE                56,145             56,903            115,462
                                           -----------        -----------        -----------

INCOME (LOSS) BEFORE INCOME TAX
   BENEFIT AND EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                  408,115            127,391            (94,811)

INCOME TAX BENEFIT                              18,940             18,841             39,036
                                           -----------        -----------        -----------

INCOME (LOSS) BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                  427,055            146,232            (55,775)

EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                1,140,525          1,108,179          1,078,022
                                           -----------        -----------        -----------

NET INCOME                                 $ 1,567,580        $ 1,254,411        $ 1,022,247
                                           ===========        ===========        ===========

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE S--CONDENSED FINANCIAL INFORMATION OF FIRST COMMUNITY BANKING SERVICES,
          INC., (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Parent Only)


                                                                     For the years ended December 31,
                                                            ---------------------------------------------------
                                                                1997               1996                1995
                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
      Net income                                            $ 1,567,580         $ 1,254,411         $ 1,022,247
      Equity in undistributed earnings of subsidiary         (1,140,525)         (1,108,179)         (1,078,022)
      Increase (decrease) in other assets                            --              39,036             (21,673)
      Increase (decrease) in other liabilities                    2,293                 180              (1,164)
                                                            -----------         -----------         -----------
         NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                                429,348             185,448             (78,612)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING
ACTIVITIES
   Purchase of other investment                                (250,000)                 --                  --
                                                            -----------         -----------         -----------
         NET CASH USED BY INVESTING
            ACTIVITIES                                         (250,000)                 --                  --
                                                            -----------         -----------         -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from exercise of stock options and
         warrants                                                87,456                  --              60,000
      Dividends paid                                           (193,818)           (183,732)           (152,360)
      Purchase of treasury stock                                 (8,386)                 --                  --
                                                            -----------         -----------         -----------
         NET CASH USED BY FINANCING
            ACTIVITIES                                         (114,748)           (183,732)            (92,360)
                                                            -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                  64,600               1,716            (170,972)

CASH, BEGINNING OF YEAR                                          17,291              15,575             186,547
                                                            -----------         -----------         -----------

CASH, END OF YEAR                                           $    81,891         $    17,291         $    15,575
                                                            ===========         ===========         ===========

ITEM 8.           DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III of Form 10-KSB is, pursuant to General Information G(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement (the "1998 Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Company's 1998 Annual Meeting of Shareholders to be held on April 24, 1998.


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Directors and Executive Officers of the Company and the Bank" and "Compensation of Directors and Executive Officers--Compliance with Beneficial Ownership Reporting Rules" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 10.          EXECUTIVE COMPENSATION

         The information contained under the caption "Compensation of Directors and Executive Officers" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

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

         3.  Exhibits

         Exhibit
         Number                                      Description
         ------                                      -----------

         3.1*                       Articles of Incorporation
         3.2*                       Bylaws
         10.5***                    Settlement Agreement and Release with Fayette County
                                    Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
         10.6***                    Fayette County Bancshares, Inc. Stock Option Plan
         10.7****                   Purchase Agreement-Credit Card Accounts dated January 23,
                                    1997 between Fayette County Bank and Carolina First
         10.8                       Employment agreement between Fayette County
                                    Bank and Rick A. Duncan dated February 21, 1996.
         10.9                       Employment agreement between Fayette County
                                    Bank and Malcolm R. Godwin dated February 21, 1996.
         10.10                      Employment agreement between Fayette County
                                    Bank and Ira P. Shepherd dated February 21, 1996.
         10.11                      Employment agreement between Fayette County
                                    Bank and Mark B. Kearsley dated February 21, 1996.
         10.12                      Employment agreement between Fayette County
                                    Bank and Richard A. Rodriguez dated February 21, 1996.
         21.1**                     Subsidiaries of the Company
         24                         Power of Attorney (contained on the Signature Page)
         27                         Financial Data Schedule


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

(b)      Reports on Form 8-K
         No Form 8-K was filed by the Company in the fourth quarter, 1997. However, the Company did file a Form 8-K on March 2, 1998 announcing a merger agreement between First Community Banking Services, Inc. and Regions Financial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized March 27, 1998.

                     FIRST COMMUNITY BANKING SERVICES, INC.

By:      /s/ Mark B. Kearsley              By:      /s/ Ira P. Shepherd
         --------------------------                     -----------------------
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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 27, 1998.

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

/s/ John E. Molis                                              Director
-------------------------
John E. Molis

/s/ Richard A. Parlontieri                                     Director
-------------------------
Richard A. Parlontieri

/s/ Donnie H. Russell                                          Director
-------------------------
Donnie H. Russell

/s/ Fred B. Sheats                                             Director
-------------------------
Fred B. Sheats

/s/ H. Geoffrey Slade, Sr.                                     Director
-------------------------
-------------------------
H. Geoffrey Slade, Sr.

/s/ Enrico A. Stanziale                                        Director
-------------------------
Enrico A. Stanziale

/s/ John R. Torretto                                           Director
-------------------------
John R. Torretto


/s/ Mark B. Kearsley                                           /s/ Ira P. Shepherd
-------------------------                                      ---------------------------
Mark B. Kearsley                                               Ira P. Shepherd
Principal Financial and                                        Principal Executive Officer
Accounting Officer
