Form 10KSB/A
period 1997-12-31
FIRST COMMUNITY BANKING SERVICES INC
filed 1998-05-08
CIK 837874

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A


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

Documents Incorporated by Reference:


  None.
                                 Page 1 of 51


                           Exhibit Index on Page 48

                                     PART I

ITEM 1.               BUSINESS


         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; and (iii) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.


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

INDUSTRY DEVELOPMENTS

         Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial services industry. Due to continued changes in the regulatory environment, additional legisltation related to the banking industry is likely to continue. While the potential effects of legislation currently under consideration cannot be measured, the Company is unaware of any pending

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


SELECTED FINANCIAL DATA

         The information presented below should be read in conjunction with the consolidated financial statements, which are included herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations. Amounts shown below are in thousands except for earnings and dividends per share information and shares outstanding.



                                                                            Year Ended December 31,
                                                         1997         1996          1995             1994           1993
                                                         ----      ---------     -----------      -----------    -----------
Income Statement Data:
Total Interest Income                                  $10,597     $    9,369    $      7,187     $     5,269    $     4,440
Total Interest Expense                                   4,254          3,687           2,789           1,559          1,312
Net Interest Income                                      6,343          5,682           4,398           3,710          3,128
Provision for Loan Loss                                    620            856             335              92            412
Non Interest Income                                        550            645             536             381            536
Non Interest Expense                                     3,809          3,517           3,015           2,831          2,348
Provision for Income Taxes                                 896            700             562             373            325
Extraordinary Item                                         -0-            -0-             -0-             -0-            -0-
Change in accounting                                       -0-            -0-             -0-             -0-             27

Net Income                                               1,568          1,254           1,022             795            606
Basic Earnings Per Common Share (1)                       1.15            .92             .75             .59            .43
Diluted Earnings per Common Share (1)                     1.08            .87             .73             .56            .43
Dividends paid Per Share (1)                               .15            .15             .13             .10            .05
Basis Weighted Avg. Common Equivalent
 Shares Outstanding (1)                              1,363,557      1,359,953       1,357,453       1,353,953      1,350,953
Diluted Weighted Avg. Common
 Equivalent Shares Outstanding (1)                   1,444,909      1,440,939       1,391,729       1,357,529      1,352,997
Dividend Payout Ratio                                    12.36%         14.65%          14.90%          15.25%         10.01%




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

PENDING MERGER


         On February 12, 1998, the Company and Regions Financial Corporation (Regions) executed a definitive agreement (Agreement) to merge the two companies, whereby Regions would acquire all of the issued and outstanding shares of common stock of the Company in exchange for Regions common stock. The Agreement provides for an exchange of .625 shares of Regions common stock for each outstanding share of the Company's common stock. The merger will be accounted for as a pooling of interest under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the third quarter of 1998. See Form 8-K filed on March 2, 1998 announcing the merger agreement.



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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS, (Continued)

--------------------------------------------------------------------------------

                                                                            December 31,
                                                                 ----------------------------------
                                                                      1997                 1996
                                                                 --------------       -------------
STOCKHOLDERS' EQUITY (Notes L and M)
   Preferred stock - $1.00 par value: 5,000,000 shares
      authorized, no shares issued and outstanding                $          --       $          --
   Common stock - $1.00 par value: 5,000,000 shares
      authorized, 1,369,012 and 1,286,124 shares
      issued and outstanding (NOTE R)                                 1,369,012           1,286,124
   Treasury stock at cost, 620 shares                                    (8,386)                 --
   Surplus                                                            6,332,802           5,453,839
   Retained earnings                                                  3,062,154           2,562,787
   Market valuation reserve on investment securities
      available for sale (Note D)                                       (24,172)           (138,034)
                                                                  -------------       -------------
            TOTAL STOCKHOLDERS' EQUITY                               10,731,410           9,164,716
                                                                  -------------       -------------

Commitments and contingent liabilities (Note N)

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                               $ 131,467,822       $ 108,553,689
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


NOTE B--MERGER


   On February 12, 1998, the Company and Regions Financial Corporation (Regions) executed a definitive agreement (Agreement) to merge the two companies, whereby Regions would acquire all of the issued and outstanding shares of common stock of the Company in exchange for Regions common stock. The Agreement provides for an exchange of .625 shares of Regions common stock for each outstanding share of the Company's common stock. The merger will be accounted for as a pooling of interest under generally accepted accounting principles. The merger is subject to regulatory and shareholder approval and is expected to be consummated in the third quarter of 1998.


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

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE D--INVESTMENT SECURITIES, (Continued)


   Other investments at December 31, 1997 and 1996 consists of stock in the Federal Home Loan Bank of Atlanta. Other investments at December 31, 1997 also consist of Eagle Bank stock.


   The net unrealized loss on available for sale securities at December 31, 1997 and 1996, net of the related deferred taxes of $12,452 and $71,110, is $24,172 and $138,034, respectively, and is included as a separate component of stockholders' equity.


   The US government agencies and corporations and the mortgage-backed investment securities classified as available for sale at December 31, 1997, with a market value of approximately $21,803,000, consist of Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association mortgage-backed pools and collateralized mortgage obligations which have floating-rate yields with caps on the yields. Approximately $4,216,000 of these securities are derivative securities. These securities have stated maturities ranging from 1998 through 2023 and have a current weighted average net yield of 6.13 percent. The market value of these securities is generally affected positively by declining interest rates and negatively by increasing interest rates. In addition, the market value increases or decreases based on supply and/or demand for a particular type of security and various other factors. Presently, the market value of these securities is volatile due to the above interest and market factors.


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


   At December 31, 1997 and 1996, the Bank has approximately $508,000 and $966,000 in loans which are impaired under SFAS 114. During 1997 and 1996, the average balance outstanding on these loans was approximately $644,000 and $1,087,000. In 1996, the Bank charged off approximately $325,000 of impaired loans, leaving approximately $150,000 in the allowance for loan loss related to loans impaired at December 31, 1996. During 1997, the Bank charged off approximately $304,000 of impaired loans which were considered impaired in 1996. The allowance for loan loss related to loans impaired at December 31, 1997, is approximately $51,000.

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
                                                           -----------
                                                           $56,082,660
                                                           ===========

                     FIRST COMMUNITY BANKING SERVICES, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



--------------------------------------------------------------------------------

NOTE I--INCOME TAXES

   The following are the components of income tax expense as provided for the years ended December 31:


                                                   1997               1996                1995
                                               -----------         -----------         -----------
Current income tax provision:
   Federal                                     $ 1,020,268         $   748,799         $   466,188
   State                                           127,885              82,953              35,831
Deferred income tax provision (benefit)           (251,946)           (132,179)             59,456
                                               -----------         -----------         -----------
                                               $   896,207         $   699,573         $   561,475
                                               ===========         ===========         ===========

   A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows for the years ended December 31:



                                                              1997                1996                 1995
                                                           -----------         -----------         -----------

Pretax income                                              $ 2,463,787         $ 1,953,984         $ 1,583,722
                                                           ===========         ===========         ===========

Income taxes computed at Federal statutory tax rate        $   837,688         $   664,355         $   538,465
Increase (decrease) resulting from:
   Tax-exempt interest income                                  (33,116)            (26,876)            (29,079)
   State income taxes                                           79,340              49,938              22,230
   Other, net                                                   12,295              12,156              29,859
                                                           -----------         -----------         -----------
                                                           $   896,207         $   699,573         $   561,475
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


   A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the commitment agreement. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1997 and 1996, total commitments to extend credit were approximately $16,661,000 and 15,771,000, respectively, in unfunded loan commitments and $0 and $6,074,000, respectively, in available credit card advances. The Bank's experience has been that approximately 60 percent of loan commitments are drawn upon by customers.


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
                                                            ===========         ===========         ===========

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

         The following table sets forth the name of each director and executive officer of the Company his or her age and positions held, and a brief description of his or her principal occupation and business experience for the preceding five years. Except as otherwise indicated below, each of the directors has been a director of the Company and the Bank since their formation in 1988.

NAME AND AGE                 POSITION                       PRINCIPAL OCCUPATION
------------                 --------                       --------------------
Arlie C. Aukerman            Class II Director              Mr. Aukerman is the
(76)                                                        owner and Chairman
                                                            of the Board of A.C.
                                                            Aukerman Company, a
                                                            highway construction
                                                            company based in
                                                            Hampton, Georgia.
                                                            Mr. Aukerman has
                                                            been a director of
                                                            the Bank since 1988
                                                            and of the Company
                                                            since 1995. He was
                                                            also a director of
                                                            the Company from
                                                            1988 to 1994.

Robert W. Bertelsbeck        Class I Director               Mr. Bertelsbeck was
(55)                                                        the General Manager
                                                            of NCR Corporation's
                                                            Worldwide Service
                                                            Parts Center in
                                                            Peachtree City,
                                                            Georgia, from 1979
                                                            until 1993. He is
                                                            currently the
                                                            Logistics Manager
                                                            for Fritz Companies,
                                                            Inc. in Atlanta,
                                                            Georgia.

Joseph S. Black              Class I Director               Mr. Black is the
(50)                                                        President of
                                                            Peachtree City
                                                            Development
                                                            Corporation and has
                                                            served in that role
                                                            since 1991. From
                                                            1986 until 1991, Mr.
                                                            Black served as the
                                                            Executive Vice
                                                            President and
                                                            General Manager of
                                                            Peachtree City
                                                            Development
                                                            Corporation.

Gary M. Bremer               Director of the Bank           Mr. Bremer is
(59)                                                        Chairman of Simione
                                                            Central Holdings,
                                                            Inc. in Atlanta,
                                                            Georgia. From
                                                            1977-1996, Mr.
                                                            Bremer was Founder,
                                                            Chairman, CEO and
                                                            President of Central
                                                            Health Holding
                                                            Company in Atlanta.
                                                            Prior to this, he
                                                            was Controller for
                                                            John J. Harte &
                                                            Associates in
                                                            Atlanta, Georgia.


Rick A. Duncan               Senior Vice President/Senior   Mr. Duncan joined
(45)                         Lender of the Bank             the Bank in 1995 as
                                                            Senior Vice
                                                            President/Senior
                                                            Lender, coming to us
                                                            from Tara State
                                                            Bank. Prior to Tara
                                                            State Bank, Mr.
                                                            Duncan was with C&S
                                                            Bank. He has been in
                                                            banking for 23
                                                            years.

Kerstin M. Gasko             Class I Director               Mrs. Gasko owns and
(54)                                                        operates The Classy
                                                            Rose Florist in
                                                            Peachtree City,
                                                            Georgia since April
                                                            1998. From 1983
                                                            until April 1998,
                                                            she managed Eazy

                                                            Street Fashions, a
                                                            ladies apparel shop
                                                            in Peachtree City,
                                                            Georgia.


Robert C. Gasko            Class I Director; Chairman       Mr. Gasko was a
(67)                       of Board of Directors of         Captain with
                           the Company and the Bank         Northeast Airlines,
                                                            Inc. from 1958 until
                                                            1972 when that
                                                            company merged with
                                                            Delta Air Lines,
                                                            Inc. From 1972 until
                                                            his retirement in
                                                            1990, Mr. Gasko was
                                                            employed by Delta
                                                            Air Lines as a
                                                            Senior Captain
                                                            flying international
                                                            routes between
                                                            Atlanta and various
                                                            european cities.

Malcolm R. Godwin          Executive Vice President of      Mr. Godwin joined
(42)                       the Bank                         the Bank during 1995
                                                            as Executive Vice
                                                            President. From 1989
                                                            to 1995, he was with
                                                            Peachtree National
                                                            Bank, last serving
                                                            as Senior Vice
                                                            President/Senior
                                                            Lending Officer.
                                                            From 1981 to 1989 he
                                                            was with First
                                                            Atlanta/Wachovia
                                                            Bank. He began his
                                                            banking career with
                                                            the Comptroller of
                                                            the Currency in
                                                            1977. Mr. Godwin
                                                            became a Director of
                                                            Fayette County Bank
                                                            in 1997.

Mukut Gupta                Class I Director                 Mr. Gupta is
(57)                                                        currently the
                                                            President of
                                                            Jefferson
                                                            Consultants in
                                                            Peachtree City,
                                                            Georgia. Prior to
                                                            working for
                                                            Jefferson
                                                            Consultants, Mr.
                                                            Gupta served as the
                                                            President of Georgia
                                                            Utilities Company,
                                                            the President of
                                                            M.G. Engineering &
                                                            Construction Co.,
                                                            General Manager of
                                                            Kajima International
                                                            and Senior Vice
                                                            President of Garden
                                                            Cities Corporation.
                                                            Mr. Gupta is a
                                                            licensed Civil
                                                            Engineer in Georgia,
                                                            Alabama and Florida.

G. Webb Howell             Class I Director                 Mr. Howell has
(44)                                                        operated a State
                                                            Farm Insurance
                                                            Agency in Peachtree
                                                            City, Georgia since
                                                            1974 and is
                                                            currently with State
                                                            Farm in Marietta,
                                                            Georgia.

Mark A. Jungers            Class II Director                Mr. Jungers has been
(45)                                                        a Sales
                                                            Representative for
                                                            BIMECO, Inc., a
                                                            medical products
                                                            distributor based in
                                                            Largo, Florida,
                                                            since 1979. Mr.
                                                            Jungers is currently
                                                            the General Hospital
                                                            Sales Manager for
                                                            BIMECO.

Mark B. Kearsley           Senior Vice President and        Mr. Kearsley has
(36)                       Chief Financial Officer of       served as the Chief
                           the Company and the Bank         Financial Officer of
                                                            the Company and the
                                                            Bank since 1989. Mr.
                                                            Kearsley also served
                                                            as Vice President of
                                                            the Company and the
                                                            Bank from 1989 until
                                                            March of 1994 when
                                                            he became Senior
                                                            Vice President. Mr.
                                                            Kearsley was
                                                            previously employed
                                                            as the Operations
                                                            Officer at the Bank
                                                            of Troup County in
                                                            LaGrange, Georgia,
                                                            where he started his
                                                            banking career in
                                                            1984.

John E. Molis              Class II Director                Mr. Molis has been
(55)                                                        employed as a
                                                            consultant to the
                                                            airline industry
                                                            since 1990. He was
                                                            Executive Vice
                                                            President of Field
                                                            Aircraft in
                                                            Peachtree City,
                                                            Georgia from 1989 to
                                                            1990. He has worked
                                                            in the airline
                                                            industry since 1972
                                                            with Scheduled
                                                            Skyways, Inc.,
                                                            Southern Airline,
                                                            and as the Senior
                                                            Vice President -
                                                            Maintenance and
                                                            Engineering for
                                                            Northwest Airlines
                                                            from 1985 to 1988.
                                                            Mr. Molis is an FAA
                                                            certified commercial
                                                            pilot.

Richard A. Parlontieri     Class II Director                Mr. Parlontieri is
(52)                                                        currently the
                                                            President of
                                                            Habersham Resources
                                                            Management. He
                                                            previously owned
                                                            Main Street Custom
                                                            Homes, Inc. From
                                                            1990 to 1992, Mr.
                                                            Parlontieri served
                                                            as the President and
                                                            Chief Executive
                                                            Officer of MSK
                                                            Development Co.,
                                                            Inc., the developer
                                                            of a Fayette County
                                                            golf course
                                                            community.


Richard A. Rodriguez       Senior Vice President/Senior     Mr. Rodriguez joined
(35)                       Credit Officer of the Bank       the Bank in 1993 as
                                                            Vice President. In
                                                            1994, he was
                                                            promoted to Senior
                                                            Vice
                                                            President/Senior
                                                            Credit Officer.
                                                            Prior to coming to
                                                            Fayette County Bank,
                                                            he was with Tara
                                                            State Bank for 2
                                                            years as a lending
                                                            officer, and
                                                            previous to that he
                                                            worked at Fulton
                                                            Federal Savings in
                                                            Atlanta in various
                                                            positions.

Donnie H. Russell          Class III Director               Since 1967, Mr.
(54)                                                        Russell has been the
                                                            owner and President
                                                            of Parham
                                                            Industries, a mobile
                                                            home company located
                                                            in Jonesboro,
                                                            Georgia.

Fred B. Sheats             Class III Director               Mr. Sheats has
(73)                                                        practiced accounting
                                                            and law as a
                                                            certified public
                                                            accountant and an
                                                            attorney in Atlanta,
                                                            Georgia for over
                                                            thirty-five years.
                                                            He is presently
                                                            practicing both
                                                            professions on a
                                                            limited basis while
                                                            maintaining other
                                                            business interests.
                                                            Mr. Sheats became a
                                                            director of the
                                                            Company and the Bank
                                                            in 1992.

Ira P. Shepherd, III       President and Chief Executive    Mr. Shepherd joined
(50)                       Officer of the Company and the   the Bank in 1989
                           Bank; Class II Director          serving as Senior
                                                            Vice President of
                                                            Lending. He became
                                                            the President and
                                                            Chief Executive
                                                            Officer of the
                                                            Company and the Bank
                                                            in April 1994. From
                                                            1986 to 1989, he was
                                                            Vice President of
                                                            Lending for
                                                            Peachtree National
                                                            Bank, and from 1976
                                                            to 1986 he was Vice
                                                            President-
                                                            Commercial Lending
                                                            at First National
                                                            Bank of Newnan. Mr.
                                                            Shepherd has been a
                                                            director of the Bank
                                                            since 1994 and a
                                                            director of the
                                                            Company since 1995.

H. Geoffrey Slade, Sr.     Class III Director               Mr. Slade is an
(50)                                                        attorney who has
                                                            practiced law in
                                                            Fayetteville,
                                                            Georgia since 1973.

Enrico A. Stanziale        Class III Director               Mr. Stanziale has
(57)                                                        served as the
                                                            Chairman of the
                                                            Board of both the
                                                            Company and the Bank
                                                            since their
                                                            respective
                                                            inceptions in 1988.
                                                            Upon the resignation
                                                            of the Company's
                                                            President in 1994,
                                                            he served as the
                                                            acting Chief
                                                            Executive Officer of
                                                            the Company on a
                                                            temporary basis.
                                                            From 1984 to 1992,
                                                            he served as
                                                            President of
                                                            Advanced Materials,
                                                            an equipment design
                                                            firm specializing in
                                                            electroplating.

John R. Torretto           Class III Director               From 1976 until his
(62)                                                        retirement in 1997,
                                                            Mr. Torretto served
                                                            as a sales engineer
                                                            with Periphonics
                                                            Corporation, a
                                                            computer
                                                            manufacturer based
                                                            in Long Island, New
                                                            York. Prior to his
                                                            employment with
                                                            Periphonics
                                                            Corporation, Mr.
                                                            Torretto worked in
                                                            the banking
                                                            industry.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC, within certain specified time periods, reports of ownership and changes in ownership. Such officers, directors, and shareholders are required by SEC regulations to furnish the Company with copies of all such reports that they file.

         To the Company's knowledge, based solely upon a review of copies of such reports furnished to the Company and representations that no other reports were required with respect to the year ended December 31, 1997, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with respect to 1997.

ITEM 10.          COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth for the fiscal years ended December 31, 1995, 1996, and 1997 the cash compensation paid or accrued by the Company and the Bank, as well as certain other compensation paid or accrued for those years, for services in all capacities to the chief executive officer of the Company and the Bank and each of the other executive officers whose total compensation, including salary and bonus, for the fiscal year ended December 31, 1997, was in excess of $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                          Long Term
                                                                                          Compensation
                                                   Annual Compensation                    Awards/
                                                ----------------------------------------- ----------------

              Name and                                                         Other      Securities
              Principal                                                       Annual      Underlying
               Position                 Year     Salary ($)    Bonus ($)   Compensation   Options (#)(2)
              ----------                ----     ----------    ---------   ------------   --------------

           Ira P. Shepherd, III -       1997       $117,530      $59,023       $3,200(1)              -0-
           President and Chief
           Executive Officer            1996        113,214       36,410        2,800(1)            9,450
                                        1995         90,000       29,000        1,250(1)            8,820

           Malcolm R. Godwin            1997         91,980       28,698        3,600(3)              -0-

           Executive V.P.               1996         89,230       17,520        3,600(3)            7,350

                                        1995         49,808       10,250             -0-            5,954

           Rick A. Duncan               1997         83,010       31,702        3,600(3)              -0-

           Sr. VP/Sr Lending Officer    1996         79,423       15,110        3,600(3)            7,350

                                        1995         45,000        9,309             -0-            5,954

           Mark B. Kearsley             1997         83,010       30,217        3,600(3)              -0-

           Sr. VP/CFO                   1996         79,308       15,110        3,600(3)            7,350

                                        1995         72,179       11,984             -0-            7,277



(1)      This amount represents directors' fees.
(2) These options were granted under the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan").
(3)      This amount represents mileage compensation.

         The following table sets forth information concerning the exercise of options during the fiscal year ended December 31, 1997, and unexercised options held as of December 31, 1997, by the Named Executive Officers.
No options were granted to the Named Executive Officers in 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                               Number of
                                                                              Securities
                                                                              Underlying          Value of Unexercised
                                                                              Unexercised             In-the-Money
                                                                              Options at               Options at
                                                                            Fiscal Year End        Fiscal Year End(1)
                                                                                  (#)                      ($)
                            Shares Acquired                                   Exercisable/             Exercisable/
       Name                 On Exercise (#)          Value Realized ($)      Unexercisable             Unexercisable
       ----                 ---------------          ------------------      -------------             -------------
Ira P. Shepherd, III               -0-                   $-0-               12,033/15,057           $80,305/120,677

Mark Kearsley                      -0-                    -0-                4,381/10,246             37,726/78,560

Malcolm R. Godwin                  -0-                    -0-                 3,851/9,452             32,458/70,668

Rick A. Duncan                     -0-                    -0-                 3,851/9,452             32,458/70,668

(1) Based on $15.50 per share, the last reported sales price of the Common Stock prior to December 31, 1997, on the Nasdaq SmallCap Market. Mr. Shepherd has options to acquire 8,820 shares of Common Stock at $5.56 per share, of which 3,528 are currently exercisable, options to acquire 8,820 shares of Common Stock at $5.13 per share, of which 6,615 are currently exercisable, and options to acquire 9,450 shares of Common Stock at $9.52 per share, of which 1,890 are currently exercisable.


COMPENSATION OF DIRECTORS

         In 1997, each director received $400 for each Bank or Company board meeting attended and $100 for each committee meeting attended.

EMPLOYMENT AGREEMENTS

         In February 1996, the Bank entered into employment agreements with a number of its executive officers, including its President and Chief Executive Officer, Mr. Shepherd. Mr. Shepherd and the Bank entered into an Employment Agreement pursuant to which Mr. Shepherd serves as the President and Chief Executive Officer of the Bank. The agreement provides for a salary of $120,000 per annum. Mr. Shepherd is also eligible to receive a cash bonus in an amount determined by the Board of Directors (with Mr. Shepherd abstaining). The agreement provides that the amount of the bonus will be based on such intangible criteria as the Board shall establish. Additionally, the Bank will provide Mr. Shepherd with all life insurance, dental and health insurance, disability insurance, retirement benefits, and such other benefits or plans as are generally afforded other personnel of the Bank. The Bank also pays certain club dues and travel, automobile, and business expenses for Mr. Shepherd. The agreement provides for an initial term of three years, which may be extended at the end of the term for additional three year periods.

         The agreement provides that, if the Bank terminates Mr. Shepherd's employment other than for cause or as a result of his death or disability, the Bank shall pay to Mr. Shepherd severance compensation in an amount equal to 100% of his then current monthly base salary each month for a period ending on the earlier of the date which is six months from the date of termination or the date his total monthly compensation from his new position equals his monthly base salary under this Agreement at the date of termination. If and to the extent that Mr. Shepherd's compensation in his new employment position is less than his current base salary from the Bank, then Mr. Shepherd shall be entitled to a supplement payable monthly in an amount equal to the difference between Mr. Shepherd's monthly base salary under the agreement at the date of termination of employment and his total monthly compensation in his new position. The Bank shall also pay Mr. Shepherd his pro rata share of any bonus earned as of the date of his termination by achievement of the goals determined by the Board of Directors. After a change in control (as defined in the agreement), Mr. Shepherd may terminate his employment for any reason upon delivery of notice to the Bank within a 90-day period beginning on the 30th day after the change in control or within a 90-day period beginning on the one year anniversary of the occurrence of the change in control, and (i) the Bank shall pay Mr. Shepherd any sums due him as base salary and/or reimbursement of expenses through the date of such termination plus a pro rata share of any bonus if otherwise payable with respect to the fiscal year during such termination which was earned as of the date of termination as a result of the Bank achieving the goals determined by the Board of Directors; (ii) the Bank shall pay Mr. Shepherd one lump sum payment in an amount equal to three times Mr. Shepherd's then current annual base salary; and
(iii) the restrictions on any outstanding incentive awards (including stock options) granted to Mr. Shepherd under any incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to Mr. Shepherd shall become immediately exercisable and shall become 100% vested, and all stock options granted to Mr. Shepherd shall become 100% vested.

         In addition, the agreement provides that following termination of his employment with the Bank and for a period of time thereafter (which will be two years if Mr. Shepherd is terminated for cause), Mr. Shepherd may not (i) be employed in the banking business as a director, officer at the vice-president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten mile radius of the Bank's offices, (ii) solicit major customers of the Bank for the purpose of providing financial services, or (iii) solicit employees of the Bank for employment.

         The Company granted incentive stock options to acquire 8,820 shares as adjusted for the stock dividend paid in 1996 and 1997 and a 100% stock dividend in January 1998 to Mr. Shepherd in 1995. These options are exercisable at $5.13 per share, the fair market value on the date of grant, and vest at the rate of 1764 of such shares on August 17, 1996, 1997, 1998, 1999, and 2000, respectively, and must be exercised on or before August 17, 2005. The Company in 1996 also granted incentive options to acquire 9450 shares (as adjusted to reflect the 5% stock dividend in 1997 and the 100% stock dividend in 1998). These options are exercisable at 9.52 per share, the fair market value on the date of grant, and vest at the rate of 1890 of such shares October 17, 1998, 1999, 2000 and 2001 respectively and must be exercised on or before October 17, 2006.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned at April 30, 1998, by (a) each Named Executive Officer of the Company, (b) each director and nominee of the Company,
(c) all executive officers and directors of the Company as a group, and (d) each person or entity known to the Company to own more than 5% of the outstanding Common Stock. Except as noted below, the address of each beneficial owner is the address of the main offices of the Company.

                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL                     PERCENT OF
NAME OF BENEFICIAL OWNER                                     OWNERSHIP(1)                   COMMON STOCK(2)
------------------------                                     ------------                   ------------
Directors and Executive Officers:

Arlie C. Aukerman                                             51,899(3)                          3.8%

Robert W. Bertelsbeck                                         13,229(3)                            *

Joseph S. Black                                               20,513(3)                          1.5%

Gary Bremer                                                   13,400                               *

                                                          AMOUNT AND NATURE
                                                            OF BENEFICIAL                     PERCENT OF
NAME OF BENEFICIAL OWNER                                     OWNERSHIP(1)                   COMMON STOCK(2)
------------------------                                     ------------                   ------------
Kerstin M. Gasko                                              46,852(3)(4)                       3.4%

Robert C. Gasko                                               44,826(3)(5)                       3.3%

Mukut Gupta                                                   24,249(3)                          1.8%

G. Webb Howell                                                23,243(3)                          1.7%

Mark A. Jungers                                               23,887(3)                          1.8%

John E. Molis                                                 26,353(3)                          1.9%

Richard A. Parlontieri                                         9,099(3)                            *

Donnie H. Russell                                             29,709(3)                          2.2%

Fred B. Sheats                                                31,995(3)                          2.3%

Ira P. Shepherd, III                                          20,675(3)6)                        1.5%

H. Geoffrey Slade, Sr.                                        12,123(7)                            *

Enrico A. Stanziale                                           72,707(8)                          5.3%

John R. Torretto                                              18,297(3)                          1.3%

Rick A. Duncan                                                 4,583(9)                            *

Malcolm R. Godwin                                             24,347(9)                          1.8%

Mark B. Kearsley                                              9,883(10)                            *

Richard A. Rodriguez                                           4,009(9)                            *

Executive officers and directors
as a group (17 persons)(11)                                  499,481(12)                        36.48%



   *     An asterisk indicates beneficial ownership of 1% or less.
  (1) Information relating to beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the SEC under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within sixty days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.
  (2) Percentage is determined on the basis of 1,369,012 shares of Common Stock issued and outstanding (which takes into account a 100% stock dividend paid by the Company on January 30, 1998) plus shares subject to options or warrants held by the named individual for whom the percentage is calculated which are exercisable within the next sixty days as if outstanding, but treating shares subject to warrants or options held by others as not outstanding.
  (3) Includes 6,615 shares subject to stock options exercisable within 60 days granted pursuant to the 1994 Stock Option Plan.
  (4) Includes 31,596 shares owned jointly with Robert C. Gasko, Mrs. Gasko's husband, in which she shares voting and investing power, and 104 shares owned by her son in which she shares voting and investing power with her husband. Also includes 6,615 shares pursuant to currently exercisable options held by Mrs. Gasko's husband.
  (5) Includes 31,596 shares owned jointly with Kerstin M. Gasko, Mr. Gasko's wife, in which he shares voting and investing power, 1,922 shares owned by Mr. Gasko's wife in which he shares voting and investing power, and 104 shares owned by his son in which he shares voting and investing power with his wife. Also includes 6,615 shares pursuant to currently exercisable options held by Mr. Gasko's wife.
  (6) Includes an additional 5,418 shares subject to currently exercisable stock options.
  (7) Includes 3,465 shares subject to stock options exercisable within 60 days granted pursuant to the 1994 Stock Option Plan.
  (8) Includes 4,411 shares subject to stock options exercisable within 60 days granted pursuant to the 1994 Stock Option Plan.
  (9)    Includes 3,851 shares subject to currently exercisable stock options.
 (10)    Includes 4,381 shares subject to currently exercisable stock options.
 (11)    Includes twenty-one directors of the Company all listed above.
 (12) Includes 121,838 shares subject to stock options held by executive officers or directors which are exercisable within 60 days granted pursuant to the 1994 Stock Option Plan.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain of the officers and directors of the Company and the Bank and principal shareholders of the Company, and affiliates of such persons, have, from time to time, engaged in banking transactions with the Bank and are expected to continue such relationships in the future. Management believes that all loans or other extensions of credit made by the Bank to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. There are no family or other relationships between any of the directors or executive officers of the Company or the Bank, with the exception of Robert C. Gasko and Kerstin M. Gasko who are husband and wife.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)       1.  Financial Statements


         The consolidated financial statements, notes thereto and independent accountant's report thereon, filed as part hereof, are listed in the Index to Item 7.


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

         3.  Exhibits

         Exhibit
         Number                                      Description
         ------                                      -----------

         3.1*                       Articles of Incorporation
         3.2*                       Bylaws
         10.5***                    Settlement Agreement and Release with Fayette County
                                    Bancshares, Inc. and Terry L. Miller as of October 21, 1994.
         10.6***                    Fayette County Bancshares, Inc. Stock Option Plan
         10.7****                   Purchase Agreement-Credit Card Accounts dated January 23,
                                    1997 between Fayette County Bank and Carolina First
         10.8*****                  Employment agreement between Fayette County
                                    Bank and Rick A. Duncan dated February 21, 1996.
         10.9*****                  Employment agreement between Fayette County
                                    Bank and Malcolm R. Godwin dated February 21, 1996.
         10.10*****                 Employment agreement between Fayette County
                                    Bank and Ira P. Shepherd dated February 21, 1996.
         10.11*****                 Employment agreement between Fayette County
                                    Bank and Mark B. Kearsley dated February 21, 1996.
         10.12*****                 Employment agreement between Fayette County
                                    Bank and Richard A. Rodriguez dated February 21, 1996.
         21.1**                     Subsidiaries of the Company
         24*****                    Power of Attorney (contained on the Signature Page)
         27*****                    Financial Data Schedule


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

***** Previously filed as exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(b)      Reports on Form 8-K
         No Form 8-K was filed by the Company in the fourth quarter, 1997. However, the Company did file a Form 8-K on March 2, 1998 announcing a merger agreement between First Community Banking Services, Inc. and Regions Financial Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized May 8, 1998.

                     FIRST COMMUNITY BANKING SERVICES, INC.

By:      /s/ Mark B. Kearsley              By:      /s/ Ira P. Shepherd
         --------------------------                     -----------------------
         Mark B. Kearsley                           Ira P. Shepherd
         Chief Financial Officer                    Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 8, 1998.

         Signature                                             Title
/s/ *                                                          Director
-------------------------
Robert W. Bertelsbeck

/s/ *                                                          Director
-------------------------
Joseph S. Black

/s/ *                                                          Director
-------------------------
Robert C. Gasko

/s/ *                                                          Director
-------------------------
Kerstin M. Gasko

/s/ *                                                          Director
-------------------------
Mukut Gupta

/s/ *                                                          Director
-------------------------
G. Webb Howell

/s/ *                                                          Director
-------------------------
Mark A. Jungers

/s/ *                                                          Director
-------------------------
John E. Molis

/s/ *                                                          Director
-------------------------
Richard A. Parlontieri

/s/ *                                                          Director
-------------------------
Donnie H. Russell

/s/ *                                                          Director
-------------------------
Fred B. Sheats

/s/ *                                                          Director
-------------------------
H. Geoffrey Slade, Sr.

/s/ *                                                          Director
-------------------------
Enrico A. Stanziale

/s/ *                                                          Director
-------------------------
John R. Torretto

*As Attorney In Fact

/s/ Mark B. Kearsley                                           /s/ Ira P. Shepherd
-------------------------                                      ---------------------------
Mark B. Kearsley                                               Ira P. Shepherd
Principal Financial and                                        Principal Executive Officer
Accounting Officer
