Form 10QSB
period 1998-03-31
FIRST COMMUNITY BANKING SERVICES INC
filed 1998-05-15
CIK 837874

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X   Quarterly report under Section 13 of 15 (d) of the Securities Exchange Act
---  of 1934 for the quarterly period ended March 31, 1998

--- Transition report under Section 13 or 15 (d) of the Exchange Act for the transition period from _____ to _______

                         COMMISSION FILE NUMBER 0-18827

                     FIRST COMMUNITY BANKING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


                          Georgia                                                            58-1835725
-------------------------------------------------------------                   ------------------------------------
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

Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                    Outstanding at April 23, 1998
-----------------------------                     -----------------------------
Common Stock, $1.00 Par Value                           1,371,412 shares

Transitional Small Business Disclosure Format:

Yes      No  X
    ---     ---

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements are provided for First Community Banking Services, Inc. and subsidiary:

         A. Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.

         B. Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997.

         C. Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997.

         D. Consolidated Statements of Changes in Stockholders' Equity for the three month period ended March 31, 1998 and 1997.

         E.  Notes to Consolidated Financial Statements.

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                              MARCH 31,        DECEMBER 31,
                                                                           --------------------------------
                                                                                1998               1997
                                                                                ----               ----
                                   ASSETS
Cash and due from banks                                                    $   5,969,894      $   5,269,173
Federal funds sold                                                             1,620,000          9,550,000
Interest-bearing deposits in other financial institutions                         85,855             47,286
Investment securities held to maturity (market value of $1,686,789 and
   $1,689,811, respectively)                                                   1,660,044          1,660,034
Investment securities available for sale                                      22,168,303         25,053,659
Other investments                                                                643,700            575,500

Loans, net of deferred loan fees                                              88,328,085         85,248,271
Less:  Allowance for loan losses                                              (1,675,898)        (1,704,318)
                                                                           -------------      -------------
   Loans, net                                                                 86,652,187         83,543,953

Premises and equipment, net                                                    3,114,888          3,165,026
Other real estate                                                                300,467            502,185
Accrued interest receivable                                                      931,105          1,280,200
Intangible assets, net of accumulated amortization of $442,978 and
   $426,609, respectively                                                        207,022            223,391
Other assets                                                                     639,264            597,415
                                                                           -------------      -------------

   TOTAL ASSETS                                                            $ 123,992,729      $ 131,467,822
                                                                           =============      =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest-bearing demand                                             $  16,753,822      $  27,894,729
   Interest-bearing demand and money market                                   32,669,462         29,136,108
   Savings                                                                     6,719,786          5,920,380
   Time deposits of $100,000 or more                                          14,244,382         14,240,690
   Other time deposits                                                        40,316,186         41,841,970
                                                                           -------------      -------------

   TOTAL DEPOSITS                                                            110,703,638        119,033,877

Accrued interest payable                                                       1,575,690          1,429,043
Other liabilities                                                                505,470            273,492
                                                                           -------------      -------------

                TOTAL LIABILITIES                                            112,784,798        120,736,412
                                                                           -------------      -------------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value:  5,000,000 shares authorized,
      no shares issued and outstanding                                               -0-                -0-
   Common stock - $1.00 par value:  5,000,000 shares authorized,
     1,371,412 shares and 1,369,012 issued and outstanding                     1,371,412          1,369,012
   Treasury stock, at cost 620 shares                                             (8,386)            (8,386)
   Surplus                                                                     6,342,810          6,332,802
   Retained earnings                                                           3,514,838          3,062,154
   Accumulated other comprehensive income-market valuation
     reserve on investment securities available for sale                         (12,743)           (24,172)
                                                                           -------------      -------------

               TOTAL STOCKHOLDERS' EQUITY                                     11,207,931         10,731,410
                                                                           -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 123,992,729      $ 131,467,822
                                                                           =============      =============

See Notes to Consolidated Financial Statements

                FIRST COMMUNITY BANKING SERVICES, AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                          1998             1997
                                                                          ----             ----
INTEREST INCOME
   Loans, including fees                                              $ 2,291,006      $ 2,172,771
   Investment securities:
     Taxable Securities                                                   314,174          207,309
     Tax Exempt Securities                                                 51,720           19,418
   Federal funds sold                                                      38,037           38,837
   Interest-bearing deposits in other financial institutions                  872              416
                                                                      -----------      -----------
     TOTAL INTEREST INCOME                                              2,695,809        2,438,751
                                                                      -----------      -----------

INTEREST EXPENSE
   Interest-bearing demand and money market                               214,958          131,046
   Savings                                                                 34,732           34,019
   Time deposits                                                          826,941          809,233
   Federal funds purchased and securities sold under agreement to
     repurchase                                                            14,501            4,759
                                                                      -----------      -----------
     TOTAL INTEREST EXPENSE                                             1,091,132          979,057
                                                                      -----------      -----------

       NET INTEREST INCOME                                              1,604,677        1,459,694

PROVISION FOR LOAN LOSSES                                                     -0-          120,000
                                                                      -----------      -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                                  1,604,677        1,339,694
                                                                      -----------      -----------

OTHER INCOME
       Service charges on deposit accounts                                143,230          137,148
       Investment securities gains (losses), net                           (1,061)             145
       Gains on sales of SBA loans                                            -0-           60,994
       Other income                                                        (2,497)          12,764
                                                                      -----------      -----------
       TOTAL OTHER INCOME                                                 139,672          211,051
                                                                      -----------      -----------

OTHER EXPENSE
       Salaries and wages                                                 458,066          428,523
       Net occupancy expense                                              128,595          142,656
       Other expense (NOTE B)                                             411,004          412,921
                                                                      -----------      -----------
       TOTAL OTHER EXPENSE                                                997,665          984,100
                                                                      -----------      -----------

       INCOME BEFORE INCOME TAX  EXPENSE                                  746,684          566,645

       INCOME TAX EXPENSE                                                 294,000          213,000
                                                                      -----------      -----------

       NET INCOME                                                     $   452,684      $   353,645
                                                                      ===========      ===========

       BASIC EARNINGS PER SHARE - (NOTE C)                            $      0.33      $      0.26
                                                                      ===========      ===========

       DILUTED EARNINGS PER SHARE - (NOTE C)                          $      0.30      $      0.24
                                                                      ===========      ===========

See Notes to Consolidated Financial Statements

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                1998              1997
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $    452,684      $    353,645
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Amortization of intangibles                                                16,369            88,750
       Depreciation, amortization and accretion                                   49,132            52,545
       Provision for loan losses                                                     -0-           120,000
       Securities gains, net                                                       1,061              (145)
       Gains on Sale of SBA loans                                                    -0-           (60,994)
       Gains on Sale of Other Real Estate                                         29,240               -0-
       Change in:
          (Increase) decrease in interest receivable                             349,095           105,133
          Increase (Decrease) in interest payable                                146,647          (266,113)
          (Increase) decrease in other assets                                    (47,737)          (45,751)
          Increase (Decrease) in other liabilities                               231,978           118,169
                                                                            ------------      ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,228,469           465,239
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits
      with other banks                                                           (38,569)           (3,105)
   Purchases of investment securities available for sale                      (7,510,832)         (507,031)
   Purchases of other investments                                                (68,200)          (52,300)
   Proceeds from sales of investment securities
      available for sale                                                         768,174            69,567
   Proceeds from maturities of investment securities                                 -0-               -0-
   Proceeds from maturities of investment securities
      available for sale                                                       9,650,000           200,000
   Proceeds from the sale of loans                                                   -0-         1,347,286
   Net (increase) decrease in loans                                           (3,343,804)       (3,015,745)
   Purchase of bank premises and equipment                                        (4,734)             (325)
   Sale of other real estate                                                     408,048           399,199
                                                                            ------------      ------------
     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           (139,917)       (1,562,454)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Federal Funds purchased
     and securities sold under agreements to repurchase                              -0-               -0-
   Net increase (decrease) in demand and savings
     deposits                                                                 (6,808,147)        8,322,711
   Net increase (decrease) in time deposits                                   (1,522,092)        3,468,839
   Proceeds from Stock Sales                                                      12,408            30,000
   Cash Dividend Payment                                                             -0-               -0-
                                                                            ------------      ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (8,317,831)       11,821,550
                                                                                              ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (7,229,279)       10,724,335
                                                                            ============      ============

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              14,819,173         7,177,785
                                                                            ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  7,589,894      $ 17,902,120
                                                                            ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
       Interest                                                             $    944,485      $  1,245,170
                                                                            ============      ============
       Income Taxes                                                         $        -0-      $        -0-
                                                                            ============      ============


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:
       Acquisition of real estate in settlement of loans                    $    235,570      $     66,097
                                                                            ============      ============

                     FIRST COMMUNITY BANKING SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           THREE MONTH PERIOD ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                                             Accum. Other
                                                                            Comprehensive                      Treasury
                                                 Comprehensive  Retained    Income- Market          Common     Stock at
                                      Total          Income     Earnings   Valuation Reserve        Stock       Cost       Surplus
                                   -----------      --------   ----------  ------------------    -----------   -------    ----------
Balance at December 31, 1997       $10,731,410                 $3,062,154  $          (24,172)   $ 1,369,012   $(8,386)   $6,332,802

Comprehensive Income
  Net Income                           452,684      $452,684      452,684
  Other comprehensive income,:
Unrealized gains on securities:
        net of tax expense
        of ($5,888)                     11,429        11,429                           11,429
                                                    --------
Comprehensive Income                                $464,113
                                                    --------
Common Stock issued                     12,408                                                         2,400                  10,008
Dividends declared on common stock         -0-
                                   -----------

Balance on March 31, 1998          $11,207,931                 $3,514,838  $          (12,743)   $ 1,371,412   $(8,386)   $6,342,810
                                   -----------                 ----------  ------------------    -----------   -------    ----------









                                                                             Accum. Other
                                                                            Comprehensive                      Treasury
                                                 Comprehensive  Retained    Income- Market          Common     Stock at
                                       Total         Income     Earnings   Valuation Reserve        Stock       Cost      Surplus
                                    ----------      --------   ----------  ------------------    -----------   -------   ---------
Balance at December 31, 1996        $9,164,716                 $2,562,787      $(138,034)         $1,286,124    $-0-     $5,453,839

Comprehensive Income
  Net Income                           353,645      $353,645      353,645
  Other comprehensive income,:
Unrealized gains on securities:
        net of tax expense
        of ($18,855)                    36,601        36,601                      36,601
                                                    --------
Comprehensive Income                                $390,246
                                                    --------
Common Stock issued                     30,000                                                         3,000                 27,000
Dividends declared on common stock         -0-
                                    ----------

Balance on March 31, 1997           $9,584,962                 $2,916,432      $(101,433)         $1,289,124    $-0-     $5,480,839
                                    ----------                 ----------      ---------          ----------    ----     ----------

              FIRST COMMUNITY BANKING SERVICES INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A

       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10- K for the year ended December 31, 1997, as amended.

       STOCK DIVIDENDS AND SPLITS

        On October 4, 1997, the Board of Directors of the Company declared a 5 percent stock dividend distributable on November 4, 1997, to shareholders of record on October 14, 1997. The stock dividend resulted in 32,385 additional shares of common stock being issued. On January 15, 1998, the Board of Directors of the Company declared a two-for-one stock split distributable on February 20, 1998. The stock split resulted in 684,506 additional shares of common stock being issued. All references in the consolidated financial statements to number of shares, per share amounts, and market prices of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding as if the stock dividends and splits occurred on January 1, 1996.

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

(Disclosure Information on Capital Structure). Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure." This standard consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial conditions or results of operations of the Company.

(Reporting Comprehensive Income). Effective January 1, 1998, the Company adopted Statement of Financial Accounting No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 130, a company is required to show changes in assets and liabilities as comprehensive income in the statement of stockholders' equity or in alternative income statement presentations. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

(Disclosure about Segments). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. SFAS-131 disclosures are not required in interim financial statements in the first year of implementation The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

NOTE B

       SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of 1% of total interest and other income for the periods ended March 31, 1998 and 1997 are as follows:

                                              1998        1997
                                          --------     -------
          Printing and supplies           $     --     $23,767
          Data Processing fees             158,594      75,123
          Director fees                     45,800      34,650
          Amortization of intangibles       16,369      88,750
          Professional fees                 29,779      61,363

NOTE C

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

       Basic earnings per common share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per common share. The common stock splits have been treated retroactively as occurring on January 1, 1997, for earnings per share computation purposes.



                                                                  Net           Common       Per Share
                                                               Earnings         Shares         Amount
                                                               --------         ------         ------
For the period ended March 31, 1998
  Basic earnings per common share                              $  452,684     $1,384,357     $     .33
  Effect of dilutive stock options                                               155,012          (.03)
                                                                              ----------      --------

    Diluted earnings per common share                                         $1,519,369      $    .30

For the period ended March 31, 1997
  Basic earnings per common share                              $  353,645     $1,356,730      $    .26
  Effect of dilutive stock options                                                98,057          (.02)
                                                                              ----------      --------

   Diluted earnings per common share                                          $1,454,787      $    .24



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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


RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 1998

First Community Banking Services, Inc. (the "Company") reported net income of $452,684 for the first quarter of 1998, a 28.01% increase as compared to $353,645 for the same period in 1997. Basic earnings per share for the first quarter of 1998 and 1997 were $.33 and $.26, respectively. The increase in net income is primarily attributable to the increase in interest income including fees from loans. Total assets decreased $7,475,093 to $123,992,729 between December 31, 1997 and March 31, 1998, a decrease of 5.69%.

The return on average assets for the Company was 1.49% for the three month period ended March 31, 1998, as compared to 1.40% for the same period last year. The return on average shareholders' equity increased for the first three months of 1998 to 16.93% as compared to 16.34% for the first three months of 1997. Book value at March 31, 1998, was $8.18, an increase of $.34 from December 31, 1997.

The Statement of Cash Flow shows the cash and cash equivalents at March 31, 1998 decreased $7,229,279. The cash was used to fund an increase in loans and a decrease in deposits. Loans grew to $88,328,085, up $3,079,814, or 3.61%, for the 3 month period ending March 31, 1998, while deposits decreased $8,330,239, or 7.00%, for the same period. During the first quarter of 1998 a large depositor of Fayette County Bank closed its demand deposit accounts totaling approximately $13.5 million. These accounts were non interest bearing and are reflected on the balance sheet from $27,894,729 at December 31, 1997 to $16,753,822 at March 31, 1998. If the decrease of the one large depositor were eliminated, non interest bearing deposits grew $2.3 million during the first quarter of 1998. Interest bearing demand and savings accounts increased 12.13% and 13.50% respectively during the three month period ending March 31, 1998. Time deposits decreased approximately $1.5 million as management elected not to pay above market rates on certificates of deposits that had matured and were out of area. Time deposits of $100,000 or more remained level at $14.2 million for the three month period ending March 31, 1998.

Investment securities available for sale decreased $2,885,356 as the Bank had $9,650,000 to mature or be called and only purchased an additional $7,510,832 during the three month period ending March 31, 1998.

Net interest income for the three month period ended March 31, 1998, increased 9.90% to $1,604,134, as compared to $1,459,694 for the same period in 1997. The net interest margin for the first three months of 1998 declined only slightly to 5.79%, as compared to 5.85% for the same three month period in 1997.

Other income decreased to $139,672, from $211,051, for the three month periods ended March 31, 1998 and 1997, respectively. The Bank had a gain on sale of two SBA loans totaling $60,994 during the first quarter of 1997, as compared to no gain being recorded for the same period ending March 31, 1998. Service charges on deposit accounts increased to $143,230, up $6,082 or 4.43% from $137,148 during the first quarter of 1998 as compared to the same period of 1997. This is primarily attributed to the increase in new accounts during the period. Other miscellaneous income decreased to $(2,497) compared to $20,152 for the three month periods ended March 31, 1998 and 1997, respectively. This decrease is due to the loss on the sale of OREO equaling $29,240.

Other expenses increased $13,565 to $997,665, from $984,100, for the three month periods ended March 31, 1998 and 1997, respectively. Salaries and employee benefits accounted for approximately $29,543 of this increase. Net occupancy expense decreased 9.86% or $14,061 to $128,595 during the first quarter of 1998, from $142,646 for the same period ending March 31, 1997. This decrease is due to an upgrade of the computer system and repairs to the office during 1997, while no such expenses have ocurred in 1998.

ASSET QUALITY

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO)) declined to .79% of total loans and OREO at March 31, 1998, compared to 1.19% at December 31, 1997. This decline is attributable to the decrease in nonaccrual loans and other real estate as well as increases in loans.


                              Nonperforming Assets

                                                                                    March 31,     December 31,
                                                                                      1998            1997
                                                                                      ----            ----
Loans on nonaccrual                                                                 $400,749         509,038
Other real estate owned                                                              300,467         502,185
Restructured / Impaired loans                                                            -0-             -0-
                                                                                    --------      ----------
      Total non-performing assets                                                   $701,216      $1,011,223

Loans 90 days past due                                                              $124,952      $   95,305

Total nonperforming assets as a percentage of total loans and other real estate         0.79%           1.19%
Loans ninety days past due as a percentage of total loans                               0.14%           0.11%


The allowance for loan losses at March 31, 1998, decreased $28,420 from December 31, 1997, to $1,675,898. The allowance at March 31, 1998, represented 1.90% of total loans compared to 2.0% at December 31, 1997. The allowance at March 31, 1998 represented 418.19% of nonperforming loans (nonaccrual and restructured/impaired) at March 31, 1998, compared to 334.81% of non-performing loans at December 31, 1997.

                  Analysis of the Allowance for Loan Losses at
                                    March 31,

                                                        1998           1997
                                                        ----           ----
Allowance for loan losses at beginning of period     $1,704,318     $1,214,173
                                                     ----------     ----------

Charge-offs:
   Commercial                                            26,842        303,915
   Real Estate                                              -0-            -0-
   Installment                                            2,859         31,943
   Credit card related                                      -0-         44,170
                                                     ----------     ----------


            Total                                        29,701        380,028


Recoveries:
   Commercial                                               -0-            100
   Real Estate                                              -0-            -0-
   Installment                                              377         13,311
   Credit card related                                      904            522
                                                     ----------     ----------

            Total                                         1,281         13,933

            Net Charge-offs                              28,420        366,095
                                                     ----------     ----------

Provision charged to income                                 -0-        120,000
                                                     ----------     ----------

Allowance for loan losses at March 31, 1998          $1,675,898     $  968,078
                                                     ==========     ==========



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


LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio increased by 808 basis points at March 31, 1998, to 78.27%, as compared to 70.19% at December 31, 1997. This change is a result of the Bank maintaining a level of loan growth above the level of deposit growth. During the first three months of 1998, deposits decreased by more than $8,330,239 while gross loans increased by approximately $3,079,814. The Bank's liquid assets as a percentage of total deposits was 6.86% at March 31, 1998, compared to 12.45% at December 31, 1997. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 4.44% from December 31, 1997, to $11,207,931 at March 31, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.7% at March 31, 1998, compared to 8.4% at December 31, 1997, an increase which was due to the decrease in the Bank's assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted.

At March 31, 1998, the Bank had a risk-weighted total capital ratio of 11.0%, compared to 11.7% at December 31, 1997, and a Tier 1 risk-weighted capital ratio of 12.2%, compared to 10.5% at December 31, 1997.

INVESTMENT SECURITIES

At March 31,1998, the Bank had $22,168,303 in investment securities available-for-sale and $1,660,044 in securities held-to-maturity. The net unrealized loss on available-for-sale securities, net of deferred income taxes, was $12,743 on March 31, 1998.

Investment securities comprised approximately 19.2% and 20.3% of the Bank's assets on March 31, 1998 and December 31, 1997, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. At December 31, 1997 the Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank has no investments in the investment portfolio at March 31, 1998, classified as structured notes. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

YEAR 2000

Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company is seeking assurances about the Year 2000 compliance with respect to the third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company or the Bank do not incur significant direct costs in connection with responding to Year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operations.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which its property is the subject.

Item 2.   Changes in Securities

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

Item 5.   Other information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits
--------

Exhibit
Number        Description
------        -----------
3.1*          Articles of Incorporation
3.2*          Bylaws
10.5***       Settlement Agreement and Release with Fayette County Bancshares, Inc. and Terry L. Miller as of October 21,1994.
10.6***       Fayette County Bancshares, Inc. Stock Option Plan
10.7****      Purchase Agreement-Credit Card Accounts dated January 23, 1997 between Fayette County Bank and Carolina First
10.8*****     Employment agreement between Fayette County Bank and Rick A. Duncan dated February 21, 1996.
10.9*****     Employment agreement between Fayette County Bank and Malcolm R. Godwin dated February 21, 1996.
10.10*****    Employment agreement between Fayette County Bank and Ira P. Shepherd dated February 21, 1996.
10.11*****    Employment agreement between Fayette County Bank and Mark B. Kearsley dated February 21, 1996.
10.12*****    Employment agreement between Fayette County Bank and Richard A. Rodriguez dated February 21, 1996.
21.1**        Subsidiaries of the Company
24            Power of Attorney (contained on the Signature Page)
27            Financial Data Schedule for quarter ended March 31, 1998
27.1          Restated Financial Data Schedule for year ended December 31, 1995
27.2          Restated Financial Data Schedule for year ended December 31, 1996
27.3          Restated Financial Data Schedule for quarter ended March 31, 1996
27.4          Restated Financial Data Schedule for quarter ended June 30, 1996
27.5          Restated Financial Data Schedule for quarter ended September 30, 1996
27.6          Restated Financial Data Schedule for quarter ended March 31, 1997
27.7          Restated Financial Data Schedule for quarter ended June 30, 1997
27.8          Restated Financial Data Schedule for quarter ended September 30, 1997

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

(b) Reports on Form 8-K
-------------------
              The Company filed a Form 8-K on March 2, 1998 announcing a merger agreement between First Community Banking Services, Inc. and Regions Financial Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        FIRST COMMUNITY BANKING SERVICES, INC.
                                      ------------------------------------------
                                                   (Registrant)

Date:  May 13, 1998                         /s/ IRA PAT SHEPHERD
                                      ------------------------------------------
                                                Ira Pat Shepherd,
                                            Principal Executive Officer



Date:  May 13, 1998                            /s/ MARK KEARSLEY
                                      ------------------------------------------
                                                   Mark Kearsley,
                                      Principal Financial and Accounting Officer