Form 10QSB
period 1998-06-30
FIRST COMMUNITY BANKING SERVICES INC
filed 1998-08-14
CIK 837874

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   X      Quarterly report under Section 13 of 15 (d) of the Securities
 -----    Exchange Act of 1934 for the quarterly period ended June 30, 1998

 ----- Transition report under Section 13 or 15 (d) of the Exchange Act for the transition period from _____ to______


                         COMMISSION FILE NUMBER 0-18827
                                                -------
                     FIRST COMMUNITY BANKING SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

         Georgia                                           58-1835725
-------------------------------                    ----------------------------
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

Yes  x    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                           Outstanding at August 14, 1998
-----------------------------                            ------------------------------
Common Stock, $1.00 Par Value                                       1,405,857 shares


Transitional Small Business Disclosure Format:
Yes______  No__x___

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following financial statements are provided for First Community Banking Services, Inc. and subsidiary:

          A. Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.

          B. Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997.

          C. Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997.

          D. Consolidated Statements of Changes in Stockholders' Equity for the six month period ended June 30, 1998 and 1997.

          E.   Notes to Consolidated Financial Statements.

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                                                JUNE 30,              DECEMBER 31,
                                                                                              -------------------------------------
                                                                                                 1998                     1997
                                                                                              -------------           -------------
                                                ASSETS
Cash and due from banks                                                                       $   5,414,533           $   5,269,173
Federal funds sold                                                                                      -0-               9,550,000
Interest-bearing deposits in other financial institutions                                            94,351                  47,286
Investment securities held to maturity (market value of $1,692,172 and
   $1,665,963, respectively)                                                                      1,660,053               1,660,034
Investment securities available for sale                                                         21,576,363              25,053,659
Other investments                                                                                   643,700                 575,500

Loans, net of deferred loan fees                                                                 90,576,445              85,248,271
Less:  Allowance for loan losses                                                                 (1,663,061)             (1,704,318)
                                                                                              -------------           -------------
   Loans, net                                                                                    88,913,384              83,543,953

Premises and equipment, net                                                                       3,082,476               3,165,026
Other real estate                                                                                   307,420                 502,185
Accrued interest receivable                                                                       1,137,208               1,280,200
Intangible assets, net of accumulated amortization of $459,347 and
   $539,226, respectively                                                                           190,653                 223,391
Other assets                                                                                        587,156                 597,415
                                                                                              -------------           -------------

   TOTAL ASSETS                                                                               $ 123,607,297           $ 131,467,822
                                                                                              =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
   Non-interest-bearing demand                                                                $  18,170,848           $  27,894,729
   Interest-bearing demand and money market                                                      30,275,923              29,136,108
   Savings                                                                                        6,418,201               5,920,380
   Time deposits of $100,000 or more                                                             15,277,190              14,240,690
   Other time deposits                                                                           39,206,559              41,841,970
                                                                                              -------------           -------------

   TOTAL DEPOSITS                                                                               109,348,721             119,033,877

Accrued interest payable                                                                          1,633,122               1,429,043
Other liabilities                                                                                 1,016,541                 273,492
                                                                                              -------------           -------------

                                            TOTAL LIABILITIES                                   111,998,384             120,736,412
                                                                                              -------------           -------------

STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value:  5,000,000 shares authorized,
      no shares issued and outstanding                                                                  -0-                     -0-
   Common stock - $1.00 par value:  5,000,000 shares authorized,
      1,382,682 shares and 1,369,012 issued and outstanding                                       1,382,682               1,369,012
   Treasury stock, at cost 620 shares                                                                (8,386)                 (8,386)
   Surplus                                                                                        6,389,866               6,332,802
   Retained earnings                                                                              3,842,578               3,062,154
   Accumulated other comprehensive income-market valuation
      reserve on investment securities available for sale                                             2,173                 (24,172)
                                                                                              -------------           -------------

                TOTAL STOCKHOLDERS' EQUITY                                                       11,608,913              10,731,410
                                                                                              -------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 123,607,297           $ 131,467,822
                                                                                              =============           =============

See Notes to Consolidated Financial Statements.

                FIRST COMMUNITY BANKING SERVICES, AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                              Three Months Ended                           Six Months Ended
                                                                    June 30,                                    June 30,
                                                           1998                  1997                  1998                  1997
                                                        -----------           -----------          -----------           -----------
INTEREST INCOME

Interest and fees on loans                              $ 2,357,809           $ 2,188,420          $ 4,648,815           $ 4,361,192
Interest on taxable securities                              301,228               270,600              615,402               477,909
Interest on tax exempt securities                            54,727                22,666              106,448                42,084
Interest on federal funds sold                                4,109               111,250               42,147               150,087
Interest on deposits with other banks                         1,182                   388                2,054                   803
                                                        -----------           -----------          -----------           -----------
   TOTAL INTEREST INCOME                                $ 2,719,055           $ 2,593,324          $ 5,414,866           $ 5,032,075
                                                        -----------           -----------          -----------           -----------

INTEREST EXPENSE
Interest on deposits:
  Demand                                                    222,549               143,573              437,507               274,619
  Savings                                                    35,093                36,282               69,826                70,302
  Time                                                      826,937               879,246            1,653,878             1,688,479
Interest on federal funds purchased &
 & securities sold under agreement to
repurchase                                                   23,107                 3,066               37,608                 7,824
                                                        -----------           -----------          -----------           -----------
  TOTAL INTEREST EXPENSE                                $ 1,107,686           $ 1,062,167          $ 2,198,819           $ 2,041,224
                                                        -----------           -----------          -----------           -----------

  NET INTEREST INCOME                                   $ 1,611,369           $ 1,531,157          $ 3,216,047           $ 2,990,851

Provision for loan losses                                       -0-               120,000                  -0-               240,000
                                                        -----------           -----------          -----------           -----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                               $ 1,611,369           $ 1,411,157          $ 3,216,047           $ 2,750,851
                                                        -----------           -----------          -----------           -----------

OTHER INCOME
  Service charges and fees                                  157,753               129,217              300,984               266,365
  Securities gains (losses), net                             (3,668)                2,723               (4,729)                2,868
  Gains on sale of SBA loans                                    -0-                   -0-                  -0-                60,994
  Other                                                      30,959                22,473               28,461                35,237
                                                        -----------           -----------          -----------           -----------
   TOTAL OTHER INCOME                                       185,044               154,413              324,716               365,464
                                                        -----------           -----------          -----------           -----------

OTHER EXPENSE
  Salaries and employee benefits                            454,812               407,115              912,878               835,638
  Occupancy expense                                         145,378               119,371              273,973               262,027
  Other (Note B)                                            328,252               369,337              739,256               782,258
                                                        -----------           -----------          -----------           -----------
  TOTAL OTHER EXPENSE                                       928,442               895,823            1,926,107             1,879,923
                                                        -----------           -----------          -----------           -----------

  INCOME BEFORE INCOME TAX EXPENSE                          867,971               669,747            1,614,656             1,236,392
                                                        -----------           -----------          -----------           -----------

  INCOME TAX EXPENSE                                        334,000               268,500              628,000               481,500
                                                        -----------           -----------          -----------           -----------

  NET INCOME                                            $   533,971           $   401,247          $   986,656           $   754,892
                                                        ===========           ===========          ===========           ===========

  BASIC EARNINGS PER SHARE
    (NOTE C)                                            $       .39           $       .30          $       .72           $       .55
                                                        ===========           ===========          ===========           ===========

  DILUTED EARNINGS PER
    SHARE ( NOTE C)                                     $       .35           $       .27          $       .65           $       .51
                                                        ===========           ===========          ===========           ===========

See Notes to Consolidated Financial
   Statements

              FIRST COMMUNITY BANKING SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                1997                1998
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net Income                                                                $    986,656       $    754,892
   Adjustments to reconcile net income
   to net cash provided by operating activities:
       Amortization of intangibles                                                 32,738            100,357
       Depreciation, amortization and accretion                                   106,456            106,999
       Provision for loan losses                                                      -0-            240,000
       Securities gains, net                                                        4,729             (2,868)
       Gains on Sale of SBA loans                                                     -0-            (60,994)
       Gains on Sale of Other Real Estate                                          29,240                -0-
       Change in:
          (Increase) decrease in interest receivable                              142,992            (76,365)
          Increase (Decrease) in interest payable                                 204,079            (44,538)
          (Increase) decrease in other assets                                      (3,310)             5,866
          Increase (Decrease) in other liabilities                                743,049             13,261
                                                                             ------------       ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  2,246,629          1,036,610
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits
      with other banks                                                            (47,065)            (9,328)
   Purchases of investment securities available for sale                       (8,106,707)        (5,957,261)
   Purchases of other investments                                                 (68,200)           (52,300)
   Proceeds from sales of investment securities
      available for sale                                                        1,027,959          1,306,272
   Proceeds from maturities of investment securities                                  -0-                -0-
   Proceeds from maturities of investment securities
      available for sale                                                       10,595,000            200,000
   Proceeds from the sale of loans                                                    -0-          1,347,286
   Net (increase) in loans                                                     (5,611,958)        (5,296,104)
   Purchase of bank premises and equipment                                        (27,692)           (15,391)
   Sale of other real estate                                                      408,048            399,199
                                                                             ------------       ------------
     NET CASH (USED) BY INVESTING ACTIVITIES                                   (1,830,615)        (8,077,627)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in Federal Funds purchased
     and securities sold under agreements to repurchase                               -0-                -0-
   Net increase (decrease) in demand and savings
     deposits                                                                  (8,086,245)         9,646,439
   Net increase (decrease) in time deposits                                    (1,598,911)         1,369,135
   Proceeds from Stock Sales                                                       70,734             30,000
   Cash Dividend Payment                                                         (206,232)          (193,819)
                                                                             ------------       ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (9,820,654)        10,851,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (9,404,640)         3,810,738
                                                                             ============       ============

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               14,819,173          7,177,785
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  5,414,533       $ 10,988,523
                                                                             ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
       Interest                                                              $  1,994,741       $  2,085,762
                                                                             ============       ============
       Income Taxes                                                          $    614,000       $    372,200
                                                                             ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING AND INVESTING ACTIVITIES:

       Acquisition of real estate in settlement of loans                     $    242,527               $-0-
                                                                             ============       ============

                     FIRST COMMUNITY BANKING SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTH PERIOD ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                            Accum.Other
                                                                                           Comprehensive
                                                           Comprehensive   Retained        Income- Market
                                              Total           Income       Earnings       Valuation Reserve
                                           ------------    -------------  -----------     -----------------
 Balance at December 31, 1997              $ 10,731,410                   $ 3,062,154        $   (24,172)

 Comprehensive Income
   Net Income                                   986,656     $  986,656        986,656
   Other comprehensive income,:
 Unrealized gains on securities: net of
         tax expense of ($8,573)                 26,345         26,345                            26,345
                                                            ----------                       -----------
 Comprehensive Income                                       $1,013,001
                                                            ----------
 Common Stock issued                             70,734
 Dividends declared on common stock            (206,332)                     (206,232)
                                           ------------                   -----------
 Balance on June 30, 1998                  $ 11,608,913                   $ 3,842,578        $     2,173
                                           ------------                   -----------        -----------



                                                         Treasury
                                            Common       Stock at
                                             Stock         Cost        Surplus
                                           ----------    --------    ----------
 Balance at December 31, 1997              $1,369,012    $(8,386)    $6,332,802

 Comprehensive Income
   Net Income
   Other comprehensive income,:
 Unrealized gains on securities: net of
        tax expense of ($8,573)
 Comprehensive Income
 Common Stock issued                           13,670                    57,064
                                           ----------                ----------
 Dividends declared on common stock


 Balance on June 30, 1998                  $1,382,682    $(8,386)    $6,389,866
                                           ----------    -------     ----------





                                                                                            Accum.Other
                                                                                           Comprehensive
                                                         Comprehensive     Retained        Income- Market
                                              Total         Income         Earnings      Valuation Reserve
                                           ------------  -------------   -----------     ------------------
 Balance at December 31, 1996              $ 9,164,716                   $ 2,562,787        $   (138,034)

 Comprehensive Income
   Net Income                                  754,892   $  754,892          754,892
   Other comprehensive income,:
 Unrealized gains on securities: net of
         tax expense of ($45,942)               89,174       89,174                               89,174
                                                         ----------                          -----------
 Comprehensive Income                                    $  844,066
                                                         ----------
 Common Stock issued                            30,000
 Dividends declared on common stock           (193,818)                     (193,818)
                                           -----------                   -----------
 Balance on June 30, 1997                  $ 9,844,964                   $ 3,123,861         $     48,860
                                           -----------                   -----------         ------------



                                                        Treasury
                                            Common      Stock at
                                             Stock        Cost     Surplus
                                           ----------   --------  ----------
 Balance at December 31, 1996              $1,286,124    $   -0-  $5,453,389

 Comprehensive Income
   Net Income
   Other comprehensive income,:
 Unrealized gains on securities: net of
         tax expense of ($45,942)
 Comprehensive Income
 Common Stock issued                            6,000                 24,000
                                           ----------             ----------
 Dividends declared on common stock

 Balance on June 30, 1997                  $1,292,124    $   -0-  $5,477,839
                                           ----------    -------  ----------

             FIRST COMMUNITY BANKING SERVICES INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A

   BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310
(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

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

(Disclosure about Segments). The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. SFAS-131 disclosures are not required in interim financial statements in the first year of implementation The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company

(Accounting for Derivative Instruments and Hedging Activities). In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivitive Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivitives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivitive may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivitive with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forcasted transaction. For a derivitive not designated as a hedging instrument, the gain or loss is recognized in incime in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginnng after June 15,

1999. Historically, the Company has not entered into derivitives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial condition.

NOTE B

   SUPPLEMENTAL FINANCIAL DATA
Components of other operating expense in excess of 1% of total interest and other income for the three and six month period ended June 30, 1998 and 1997 are as follows:


                                                      Three Months Ended                        Six Months Ended
                                                      ------------------                        ----------------
                                                June 1998           June 1997             June 1998         June 1997
                                                ---------           ---------             ---------         ---------
Printing and supplies                           $ 27,865             $ 21,751              $ 50,871          $ 63,143
Data Processing fees                             107,867               81,796               266,461           156,919
Director fees                                     27,100               26,500                72,900            61,150
Amortization of intangibles                       16,369               11,607                32,738           100,357
Professional fees                                 50,177               26,316                79,956            75,088



NOTE C

EARNINGS PER COMMON SHARE
   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 25 (APB 15), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 25.

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



                                                                   Net            Common             Per Share
                                                                 Earning          Shares               Amount
                                                                ----------        ------            -----------
For the three month period ended June 30, 1998
  Basic earnings per common share                               $  533,971      $ 1,368,385         $   .39
  Effect of dilutive stock options                                                  151,536            (.04)
                                                                                -----------

    Diluted earnings per common share                                           $ 1,519,921         $   .35

For the three month period ended June 30, 1997
  Basic earnings per common share                               $  401,247      $ 1,359,953         $    .30
  Effect of dilutive stock options                                                  101,105             (.03)
                                                                                -----------

   Diluted earnings per common share                                            $ 1,461,058         $    .27

For the six  month period ended June 30, 1998
  Basic earnings per common share                               $  986,656      $ 1,367,377         $    .72
  Effect of dilutive stock options                                                  146,272             (.07)
                                                                                -----------

   Diluted earnings per common share                                            $ 1,513,649         $    .65

For the six  month period ended June 30, 1997
  Basic earnings per common share                                $ 754,892      $ 1,363,051         $    .55
  Effect of dilutive stock options                                                  105,521             (.04)
                                                                                -----------
   Diluted earnings per common share                                              1,468,572         $    .51


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PENDING MERGER

On February 12, 1998, the Company and Regions Financial Corporation (Regions) executed a definitive agreement (Agreement) to merge the two companies, whereby Regions would acquire all of the issued and outstanding shares of common stock of the Company in exchange for Regions Common stock. The Agreement provides for an exchange of .625 shares of Regions common stock for each outstanding share of the Company's common stock. The merger will be accounted for as a pooling of interest under generally accepted accounting principles. The merger is subject to shareholder approval at the annual meeting scheduled for September 9, 1998 and is expected to be consummated on September 30, 1998. See Form 8-K filed on March 2, 1998 announcing the merger agreement.

RESULTS OF OPERATIONS

PERIOD ENDED JUNE 30, 1998

First Community Banking Services, Inc. (the "Company") reported net income of $986,656 for the six month period ending June 30, 1998, a 30.70% increase as compared to $754,892 for the same period in 1997. Net income for the three month period ending June 30, 1998 increased 33.08% to $533,971, up $132,724 from $401,247 for the same period ended June 30, 1997. Basic earnings per share for the second quarter of 1998 and 1997 were $.72 and $.55, respectively. The increase in net income is primarily attributable to the increase in interest income including fees from loans. Total assets decreased $7,860,525 to $123,607,297 between December 31, 1997 and June 30, 1998, a decrease of 5.98%.

The return on average assets for the Company was 1.62% for the six month period ended June 30, 1998, as compared to 1.42% for the same period last year. The return on average shareholders' equity increased for the first six months of 1998 to 18.24% as compared to 17.24% for the first six months of 1997.

The Statement of Cash Flow shows the cash and cash equivalents at June 30, 1998 decreased $9,404,640. The cash was used to fund an increase in loans and a decrease in deposits. Loans grew to $90,576,445, up $5,328,174, or 6.25%, for the six month period ending June 30, 1998, while deposits decreased $9,685,156, or 8.14%, for the same period. During the first quarter of 1998 a large depositor of Fayette County Bank closed its demand deposit accounts totaling approximately $13.5 million. These accounts were non interest bearing and are reflected on the balance sheet from $27,894,729 at December 31, 1997 to $18,170,848 at June 30, 1998. Interest bearing demand and savings accounts increased 3.91% and 8.41% respectively during the six month period ending June 30, 1998. Time deposits decreased approximately $2.6 million as management elected not to pay above market rates on certificates of deposits that had matured and were out of area. Time deposits of $100,000 or more increased by approximately $1.0 million for the six month period ending June 30, 1998.

Investment securities available for sale decreased $3,477,296 as the Bank sold $1,027,959 and had $10,595,000 to mature or be called and purchased $8,106,707 during the six month period ending June 30, 1998.

Net interest income for the six month period ended June 30, 1998, increased 7.53% to $3,216,046, as compared to $2,990,851 for the same period in 1997. The net interest margin for the first six months of 1998 increased only slightly to 5.79%, as compared to 5.73% for the same six month period in 1997.

Other income decreased to $324,716, from $365,464, for the six month period ended June 30, 1998 and 1997, respectively. The Bank had a gain on sale of two SBA loans totaling $60,994 during the second quarter of 1997, as compared to no gain being recorded for the same period ending June 30, 1998. Service charges on deposit accounts increased to $300,984, up $34,619 or 13.00% from $266,365 during the six month period of 1998 as compared to the same period of 1997. This is primarily attributed to the increase in new accounts during the period.

Other expenses increased $46,184 to $1,926,107, from $1,879,923, for the six month periods ended June 30, 1998 and 1997, respectively. Salaries and employee benefits increased $77,240. This increase is due to an increase in the Bank's bonus plan and employer matching in the 401-k savings incentive plan to employees and officers of the Bank. Net occupancy expense increased approximately $12,000, to $273,973 during the second quarter of 1998, from $262,027 for the same period ending June 30, 1997. This increase is due to repairs to the offices during 1998, while no such expenses ocurred in 1997. Other expenses decreased $43,002 during the six month period ended June 30, 1998 as the premium of $77,000 was expensed during the first quarter of 1997.

ASSET QUALITY

Nonperforming assets (nonaccrual and restructured loans and real estate acquired through foreclosure (OREO)) declined to .78% of total loans and OREO at June 30, 1998, compared to 1.19% at December 31, 1997. This decline is attributable to the decrease in nonaccrual loans and other real estate as well as increases in loans.

                             Nonperforming Assets


                                                                June 30,                 December 31,
                                                                  1998                       1997
                                                               ---------                 ------------
 Loans on nonaccrual                                            $399,675                    509,038
 Other real estate owned                                         307,420                    502,185
 Restructured / Impaired loans                                       -0-                        -0-
                                                               ---------                 ----------
       Total non-performing assets                              $707,095                 $1,011,223
                                                               =========                 ==========

 Loans 90 days past due                                         $257,879                 $   95,305
                                                               ---------                 ----------

 Total nonperforming assets as a percentage of total loans          0.78%                     1.19%
   and other real estate
 Loans ninety days past due as a percentage of total loans          0.28%                     0.11%


The allowance for loan losses at June 30, 1998, decreased $41,257 from December 31, 1997, to $1,663,061 due to the decrease in nonperforming assets. The allowance at June 30, 1998, represented 1.84% of total loans compared to 2.0% at December 31, 1997. The allowance at June 30,1998 represented 235.20% of nonperforming loans (nonaccrual and restructured/impaired) at June 30, 1998, compared to 168.55% of non-performing loans at December 31, 1997.

                 Analysis of the Allowance for Loan Losses at
                                 June 30 1998

                                                                               1998                      1997
                                                                               ----                      ----
Allowance for loan losses at January 1                                    $  1,704,318              $  1,214,173
                                                                          ------------              ------------

Charge-offs:
   Commercial                                                                   44,166                   310,777
   Real Estate                                                                     -0-                       -0-
   Installment                                                                   2,859                    34,043
   Credit card related                                                              45                    44,170
                                                                          ------------              ------------
            Total                                                               47,070                   388,990
                                                                          ------------              ------------

Recoveries:
   Commercial                                                                       26                    31,963
   Real Estate                                                                     -0-                       -0-
   Installment                                                                   1,777                    13,706
   Credit card related                                                           4,010                     3,838
                                                                          ------------              ------------
            Total                                                                5,813                    49,507
                                                                          ------------              ------------

            Net Charge-offs                                                     41,257                   339,483
                                                                          ------------              ------------

Provision charged to income                                                        -0-                   240,000
                                                                          ------------              ------------
Allowance for loan losses at June 30,                                     $  1,663,061              $  1,114,690
                                                                          ============              ============


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

LIQUIDITY AND CAPITAL ADEQUACY

The Bank's net loan to deposit ratio increased by 1121 basis points at June 30, 1998, to 82.83%, as compared to 71.62% at December 31, 1997. This change is a result of the Bank maintaining a modest loan growth as deposits decreased for the period.During the first six months of 1998, deposits decreased by more than $9,685,156 while loans net of deferred fees increased by approximately $5,328,174. The Bank's liquid assets as a percentage of total deposits was 4.96% at June 30, 1998, compared to 12.45% at December 31, 1997. Management also analyzes the level of off-balance sheet assets such as unfunded loan equivalents, liquid investments, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist. Based on this analysis, management believes that the Company has adequate liquidity to meet short-term operating requirements. However, no assurances can be given in this regard.

Shareholders equity increased 8.18% from December 31, 1997, to $11,608,913 at June 30, 1998. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a minimum Tier l leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.6% at June 30, 1998, compared to 8.4% at December 31, 1997, an increase which was due to the decrease in the Bank's assets. Regulations require that the Bank maintain a minimum total risk-weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet asset equivalents similarly adjusted. At June 30, 1998, the Bank had a risk-weighted total capital ratio of 11.9%, compared to 11.7% at December 31, 1997, and a Tier 1 risk-weighted capital ratio of 10.7%, compared to 10.5% at December 31, 1997.

INVESTMENT SECURITIES

At June 30,1998, the Bank had $21,576,363 in investment securities available-for-sale and $1,660,053 in securities held-to- maturity. The net unrealized gain on available-for-sale securities, net of deferred income taxes, was $2,173 on June 30, 1998.

Investment securities comprised approximately 19.3% and 20.8% of the Bank's assets on June 30, 1998 and December 31, 1997, respectively. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax exempt securities. At December 31, 1997 the Bank has included in its investment portfolio instruments described as a derivative, primarily, structured note derivatives. Structured notes are debt securities whose cash flow characteristics depend on one or more indexes. Structured notes carry high credit ratings and are issued as floating-rate instruments. In a rising interest rate environment, the market value of these securities can decrease due to the fact that the embedded options, puts, calls, etc., become evident and in contrast to predictions. The Bank has no investments in the investment portfolio at June 30, 1998, classified as structured notes. There can be no assurance that as interest rates change in the future the amount of unrealized loss will not increase, but if these securities are held until they mature and are repaid in accordance with their terms, these principal losses will not be realized. The Bank also engages in Federal Funds transactions with its principal correspondent banks and primarily acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

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

Item 2.   Changes in Securities
Not Applicable.

Item 3.   Defaults Upon Senior Securities
Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended June 30, 1998.

Item 5.   Other information
Not applicable.

Item 6.   Exhibits and Report on Form 10-K
Exhibits


Exhibit
Number                  Description

3.1*           Articles of Incorporation
3.2*           Bylaws

10.5***       Settlement Agreement and Release with Fayette County Bancshares,
              Inc. and Terry L. Miller as of October 21,1994.
10.6***       Fayette County Bancshares, Inc. Stock Option Plan
10.7****    Purchase Agreement-Credit Card Accounts dated January 23, 1997 between Fayette County Bank and Carolina First
10.8*****   Employment agreement between Fayette County Bank and Rick A.
            Duncan dated February 21, 1996.
10.9*****   Employment agreement between Fayette County Bank and Malcolm R.
            Godwin dated February 21, 1996.
10.10*****  Employment agreement between Fayette County Bank and Ira P.
            Shepherd dated February 21, 1996.
10.11*****  Employment agreement between Fayette County Bank and Mark B.
            Kearsley dated February 21, 1996.
10.12*****  Employment agreement between Fayette County Bank and Richard A.
            Rodriguez dated February 21, 1996.
21.1**      Subsidiaries of the Company
27          Financial Data Schedule for quarter ended March 31, 1998
27.1******  Restated Financial Data Schedule for year ended December 31, 1995
27.2******  Restated Financial Data Schedule for year ended December 31, 1996
27.3******  Restated Financial Data Schedule for quarter ended March 31, 1996
27.4******  Restated Financial Data Schedule for quarter ended June 30, 1996
27.5******  Restated Financial Data Schedule for quarter ended September 30,
            1996
27.6******  Restated Financial Data Schedule for quarter ended March 31, 1997
27.7******  Restated Financial Data Schedule for quarter ended June 30, 1997
27.8******  Restated Financial Data Schedule for quarter ended September 30,
            1997

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

****** Previously filed as exhibits to the Company's Form 10-QSB for the quarter ended March 31, 1998.

Reports on Form 8-K
         The Company filed a Form 8-K on March 2, 1998 announcing a merger agreement between First Community Banking Services, Inc. and Regions Financial Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FIRST COMMUNITY BANKING SERVICES, INC.
                                              (Registrant)


                                    /s/ Ira Pat Shepherd
Date: August 15, 1998           ------------------------------------------

                                              Ira Pat Shepherd,
                                       Principal Executive Officer

                                    /s/ Mark Kearsley
Date: August 15, 1998           ------------------------------------------

                                               Mark Kearsley,
                                Principal Financial and Accounting Officer