Form 10QSB
period 2000-03-31
FIRST COMMUNITY BANKING SERVICES INC
filed 2000-05-12
CIK 837874

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-25972
                                                ---------

                           FIRST COMMUNITY CORPORATION
                           ---------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             TENNESSEE                                   62-1562541
------------------------------------       -------------------------------------
    (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION  NO.)

        809 WEST MAIN STREET
       ROGERSVILLE, TENNESSEE                              37857
----------------------------------------            ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (423) 272-5800
            ---------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
     -----------------------------------------------------------------------
      (FORMER NAME, ADDRESS AND FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE ISSUER: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              YES  [X]      NO  [ ]


                                    2,021,180
                          -----------------------------

     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MARCH 31, 2000)

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                              YES  [ ]      NO  [X]

                           FIRST COMMUNITY CORPORATION

                                      INDEX



PART I. FINANCIAL INFORMATION

NUMBER                                                                       PAGE
------                                                                       ----
ITEM 1.    FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                         3
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

           CONSOLIDATED STATEMENTS OF INCOME                                   4
                THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

           CONSOLIDATED STATEMENTS OF CASH FLOWS                               5
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)              6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                      7

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                   9

ITEM 2.    CHANGES IN SECURITIES                                               9

ITEM 3.    DEFAULT UPON SENIOR SECURITIES                                      9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

ITEM 5.    OTHER INFORMATION                                                   9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    9


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000


($ amounts in thousands)
                                                                 MARCH 31,        December 31,       Amount          %
                                     ASSETS                        2000              1999            Change        Change
==========================================================================================================================
Cash and due from banks                                        $   5,277             7,517          (2,240)        -29.8%
Federal funds sold                                                 2,800             1,100           1,700         154.5%
Securities available-for-sale, at fair value                       9,369             8,847             522           5.9%
Loans                                                             93,868            93,311             557           0.6%
Allowance for loan losses                                           (943)             (938)             (5)          0.5%
--------------------------------------------------------------------------------------------------------------------------
                      LOANS, NET                                  92,924            92,373             551           0.6%
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                             4,207             4,212              (5)         -0.1%
Accrued income receivable                                          1,225             1,291             (66)         -5.1%
Deferred income taxes, net                                           171               120              51          42.5%
Other assets                                                       1,433             1,018             415          40.8%
--------------------------------------------------------------------------------------------------------------------------
                                                               $ 117,406           116,478             928           0.8%
==========================================================================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
==========================================================================================================================
LIABILITIES:
   DEPOSITS:
      Noninterest-bearing                                      $  11,468            10,664             804           7.5%
      Interest-bearing                                            78,521            76,013           2,508           3.3%
--------------------------------------------------------------------------------------------------------------------------
                  TOTAL DEPOSITS                                  89,989            86,677           3,312           3.8%

  Securities sold under agreements to repurchase                   1,954             3,372          (1,418)        -42.1%
  Advances from FHLB                                              14,100            15,100          (1,000)         -6.6%
  Note payable                                                       593               593              --            --
  Other liabilities                                                1,184             1,232             (48)         -3.9%
--------------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                              107,821           106,975             846           0.8%
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Common stock, no par value. Authorized 10,000,000
      shares;  issued and  outstanding 2,021,180 in 2000
      and 2,040,270 in 1999                                        7,668             7,673              (5)         -0.1%
   Unrealized gain (loss) on securities-AFS                         (108)              (63)            (45)         71.4%
   Retained earnings                                               2,025             1,893             132           7.0%
--------------------------------------------------------------------------------------------------------------------------
                  TOTAL SHAREHOLDERS' EQUITY                       9,585             9,503              82           0.9%
--------------------------------------------------------------------------------------------------------------------------
                                                               $ 117,406           116,478             928           0.8%
==========================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                 March 31, 2000



($ amounts in thousands except earnings per share)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------------------------------------
                                                                                                    Amount         %
INTEREST INCOME:                                                   2000              1999           Change       Change
                                                            ------------------------------------------------------------
   Loans, including fees                                    $      2,206             1,876            330         17.6%
   Securities:
      Taxable                                                        124                36             88        245.8%
      Tax exempt                                                      11                 6              5         89.2%
   Federal funds sold                                                 40                90            (50)       -55.3%
------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST INCOME                            2,382             2,008            374         18.6%
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
   Deposits                                                          946               790            156         19.7%
   Other borrowings                                                  233               117            116         99.1%
------------------------------------------------------------------------------------------------------------------------
                  TOTAL INTEREST EXPENSE                           1,179               907            272         30.0%
------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME                              1,203             1,101            102          9.3%
PROVISION FOR LOAN LOSSES                                             26                40            (14)       -35.0%
------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME AFTER PROVISION
                    FOR LOAN LOSSES                                1,177             1,061            116         10.9%
------------------------------------------------------------------------------------------------------------------------
OTHER INCOME:
   Service charges on deposit accounts                               168               129             39         30.0%
   Other service charges, commissions and fees                        70                83            (13)       -16.3%
------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER INCOME                                 237               212             25         11.9%
------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES:
   Salaries, Directors' fees and employee benefits                   517               453             64         14.1%
   Occupancy expense                                                 151               137             14         10.5%
   Other operating expenses                                          313               289             24          8.2%
------------------------------------------------------------------------------------------------------------------------
                  TOTAL OTHER EXPENSES                               985               879            106         12.0%
------------------------------------------------------------------------------------------------------------------------
                  INCOME BEFORE INCOME TAXES                         429               394             35          9.0%
INCOME TAXES                                                         157               146             11          7.5%
------------------------------------------------------------------------------------------------------------------------
                      NET INCOME                            $        272               248             24          9.9%
========================================================================================================================
EARNINGS PER SHARE                                          $       0.13              0.12           0.01         12.3%
========================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                            2,021,400         2,039,201        (17,801)        -0.9%
========================================================================================================================

                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   (IN THOUSANDS)
                                                                         -------------------------------
                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         -------------------------------
INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                2000                1999
========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                            $     272                 248            24            10%
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                            107                  95            12            13%
      Provision for loan losses                                                 26                  40           (14)          -35%
      Increase/Decrease in accrued income receivable                            66                 120           (54)          -45%
      Other, net                                                              (579)               (192)         (387)          202%
-------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (108)                311          (419)         -135%
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in federal funds sold                                (1,700)              5,919        (7,619)         -129%
   Maturities and redemptions of securities
      available for sale                                                        --                 670          (670)         -100%
   Purchases of securities available-for-sale                                 (522)                 --          (522)          100%
   Proceeds of sales of securities available-for-sale                           --              (2,000)        2,000          -100%
   Net increase in loans                                                      (557)             (2,598)        2,041           -79%
   Purchases of premises and equipment                                        (102)                (12)          (90)          750%
-------------------------------------------------------------------------------------------------------
                  NET CASH USED BY INVESTING ACTIVITIES                     (2,881)              1,979        (4,860)         -246%
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                        (141)               (509)          368           -72%
   Purchase and retirement of common stock                                      (5)                               (5)          100%
   Proceeds of sale of common stock                                             --                  18           (18)         -100%
   Repayments of FHLB advances                                              (3,000)                           (3,000)          100%
   Increase in borrowings from FHLB                                          2,000                             2,000           100%
   Increase/(Decrease) in securities sold under agreements
     to repurchase                                                          (1,418)                383        (1,801)         -470%
   Increase(Decrease) in deposits                                            3,313              (1,810)        5,123          -283%
-------------------------------------------------------------------------------------------------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                    749              (1,918)        2,667          -139%
-------------------------------------------------------------------------------------------------------

                  NET INCREASE (DECREASE) IN CASH                           (2,240)                372        (2,612)         -702%
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                               7,517               3,570         3,947           111%
-------------------------------------------------------------------------------------------------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $   5,277               3,942         1,335            34%
=======================================================================================================

CASH PAYMENTS FOR INTEREST                                               $   1,179               1,046
CASH PAYMENTS FOR INCOME TAXES                                           $      49                  56
=======================================================================================================


                   FIRST COMMUNITY CORPORATION AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A --- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

ITEM NO. 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

FINANCIAL CONDITION

First Community Bank of East Tennessee (the "Bank") represents virtually all of the assets of First Community Corporation (the "Company"). The Bank, which was opened in April of 1993, has grown in total assets to $117 million at March 31, 2000 reflecting an increase from December 31, 1999 of .8%.

Loans have increased $.5 million or .6% during the first three months of 2000. The increased loans were funded through an effort to increase core deposits during the first quarter 2000.

NONPERFORMING ASSETS AND RISK ELEMENTS. Nonperforming assets consist of (1) nonaccrual loans where the recognition of interest was discontinued, (2) loans which have been restructured to provide for a reduction or deferral of interest or principal because the borrower's financial condition deteriorated, and (3) foreclosed and repossessed assets. Nonperforming assets at March 31, 2000 amounted to $263,000, or .28% of total loans, an increase from $40,000 or .04% of total loans at December 31, 1999. Diversification within the loan portfolio is an important means of reducing inherent lending risks. At March 31, 2000, the Bank had no concentrations of ten percent or more of total loans in any single industry nor in any geographical area outside the immediate market area of the Bank.

The Bank discontinues the accrual of interest on loans which become ninety days past due (principal and/or interest), unless the loans are adequately secured and in the process of collection. Other real estate owned is carried at fair value, determined by an appraisal. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the debt under the original terms. The Bank had no restructured loans or other real estate as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is adequate with cash and due from banks of $5.3 million as of March 31, 2000. In addition, loans and investment securities repricing or maturing within one year or less exceed $29.9 million at March 31, 2000. The Bank has approximately $5.7 million in loan commitments that are expected to be funded within the next six months and other commitments, primarily standby letters of credit, of approximately $83,000 at March 31, 2000. In addition to the Federal Home Loan Bank membership, the Bank has established federal funds lines of credit with three correspondent banks totaling $14.0 million to meet unexpected liquidity demands. With the exception of unfunded loan commitments, there are no known trends or any known commitments or uncertainties that will result in the Bank's liquidity increasing or decreasing in a material way. In addition, the Company is not aware of any recommendations by any regulatory authorities which would have a material effect on the Company's liquidity, capital resources or results of operations.

Total equity capital at March 31, 2000, is $9.585 million or approximately 8.2% of total assets. The Bank's capital position is adequate to meet the minimum capital requirements for all regulatory agencies. The Bank's capital ratios as of March 31, 2000, are as follows:

                      Tier 1 leverage            8.68%
                      Tier 1 risk-based         11.65%
                      Total risk-based          12.73%

RESULTS OF OPERATIONS

The Company had net income of $272,000 for the three months ending March 31, 2000, compared with $248,000 for the same period last year, resulting in an increase of 9.9%.

Interest income and interest expense both increased from 1999 to 2000 resulting from the increase in earning assets and interest bearing liabilities. Consequently, net interest income increased $102,000 for the three months ending March 31, 2000, or an increase of 9.3%. Earning assets through March 31, 2000 increased $2.8 million and interest-bearing liabilities also increased $.90 million compared to December 31, 1999, reflecting increases of 2.7% and .09%, respectively.

Noninterest income for the three months ending March 31, 2000 was $237,000 compared to $212,000 for the same period in 1999 reflecting an increase of $25,000 or 11.9%. Noninterest income consists mainly of service charges on deposit accounts, credit life insurance commissions, and secondary mortgage processing fees. Service charges on deposit accounts for the three months ending March 31, 2000 was $168,000 compared with $129,000 for the same period in 1999 reflecting an increase of 30.0%.

The provision for loan losses was $26,000 in the first three months of 2000 compared with $40,000 for the same period in 1999. The allowance for loan losses of $943,000 at March 31, 2000 (approximately 1.01% of loans) is considered by management to be adequate to cover losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses monthly and makes provisions for loan losses based on this evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)   27  Financial Data Schedule (for SEC use only)
        b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST COMMUNITY CORPORATION
                                          ------------------------------------
                                                 (Registrant)



     May 12, 2000                      /s/ Mark A. Gamble
---------------------                 ----------------------------------------
        (Date)                            Mark A. Gamble, President

     May 12, 2000                      /s/ Elizabeth O. Lollar
---------------------                 -----------------------------------------
        (Date)                            Elizabeth O. Lollar
                                          Chief Financial Officer